Form 10QSB
period 2008-03-31
Reshoot Production CO
filed 2008-05-02
CIK 1422768

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 333-148510
---------------------------------------------------------------------------

                          RESHOOT PRODUCTION COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         26-1665960
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

           14055 Tahiti Way, Unit 305, Marina del Rey, CA   90292
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (310) 823-3656
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  17

Item 5.   Other Information..................................... 17

Item 6.   Exhibits and Reports on Form 8-K...................... 18

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Directors
Reshoot Production Company

We have reviewed the accompanying balance sheet of Reshoot Production Company as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and from inception October 31, 2007 through March 31, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore & Assocaites, Chartered
---------------------------------
    Moore & Assocaites, Chartered
    Las Vegas, Nevada
    April 25, 2008


          2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7499 Fax: (702)253-7501

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets
                         March 31, 2008 (Unaudited)
                             December 31, 2007


Balance Sheets


                                                  March 31,
                                                    2008       December 31,
                                                 (unaudited)       2007
                                                -------------  ------------
ASSETS

Current assets:
   Cash and equivalents                         $          -   $         -
                                                -------------  ------------
     Total current assets                                  -             -
                                                -------------  ------------
TOTAL ASSETS                                    $          -   $         -
                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued                         -             -
  Common stock, $0.001 par value, 70,000,000
    shares authorized, 9,200,000 issued and
    outstanding as of 3/31/08 and none issued
    and outstanding as of 12/31/07,                    9,200             -
  Additional paid-in capital                          (3,800)        5,400
  (Deficit) accumulated during development
    stage                                             (5,400)       (5,400)
                                                -------------  ------------
     Total stockholders' equity                            -             -
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                 For the three months ending March 31, 2008
     For the period from October 31, 2007 (Inception) to March 31, 2008
                                (Unaudited)


Statements of Operations


                                           For the three  October 31, 2007
                                           months ending   (Inception) to
                                              March 31,       March 31,
                                                2008             2008
                                           -------------  ----------------
Revenue                                    $          -   $             -
                                           -------------  ----------------

Expenses:
  Organizational costs                                -               400
  General and administrative costs                    -             5,000
                                           -------------  ----------------
     Total expenses                                   -             5,400
                                           -------------  ----------------

Net (loss)                                 $          -   $        (5,400)
                                           =============  ================

Weighted average number of
 common shares outstanding                            0                 0
                                           =============  ================

Net (loss) per share                       $      (0.00)  $         (0.00)
                                           =============  ================


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                 For the three months ending March 31, 2008
     For the period from October 31, 2007 (Inception) to March 31, 2008
                                (Unaudited)


Statements of Cash Flows


                                           For the three  October 31, 2007
                                           months ending   (Inception) to
                                              March 31,       March 31,
                                                2008             2008
                                           -------------  ----------------
Cash flows from operating activities:
  Net (loss)                               $          -   $        (5,400)
                                           -------------  ----------------
  Net cash (used) by operating activities             -            (5,400)


Cash flows from financing activities:
  Additional paid-in capital                          -             5,400
                                           -------------  ----------------
  Net cash provided by financing activities           -             5,400


Net increase (decrease) in cash                       -                 -
Cash - beginning                                      -                 -
                                           -------------  ----------------
Cash - ending                              $          -   $             -
                                           =============  ================


Supplemental disclosures:
  Interest paid                            $          -   $             -
                                           =============  ================
  Income taxes paid                        $          -   $             -
                                           =============  ================
  Non-cash transactions                    $          -   $             -
                                           =============  ================

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's SB-2/A registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(5,400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


Note 4 - Stockholders' equity

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On January 30, 2008, record shareholders of Reshoot & Edit common stock were entitled to receive a special stock dividend of Reshoot Production Company, a
Nevada corporation, a wholly owned subsidiary of Reshoot & Edit.   This spin
off allowed both companies to focus on their different business plans, with different management and not compete in accessing funding in capital markets.

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 7, 2008. The Registration Statement was declared effective on January 30, 2008.

On January 30, 2008, the record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot & Edit stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Subsequently, 9,200,000 shares were issued to the shareholders of Reshoot Production Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Company was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation.

Reshoot Production Company Business Plan
----------------------------------------

Reshoot Production Company acquired the interests in and rights and title to an Option Purchase Agreement for an unpublished script entitled "Masquerade." This option agreement grants to Reshoot Production Company an option to purchase motion picture ("Motion Picture" meaning theatrical motion picture and or television) and ancillary rights in the unpublished script by November 30, 2008. Reshoot Production Company needs to raise one million dollars to produce this film.

Provided the Company can raise the required funding to produce this film, a joint venture will be formed with Braverman Productions, who will produce this film, and any monies generated by this joint will be split 50/50 between Reshoot Production Company and Braverman Productions after Reshoot Production Company recoups the first $1,000,000 (one million dollars). There will be no expenses, interest, or overhead of any kind deducted by Reshoot Production Company from any of the income.


Braverman Productions
---------------------

Braverman Productions has agreed to produce this unpublished script entitled "Masquerade." This option agreement grants to Reshoot Production Company anoption to purchase motion picture ("Motion Picture" meaning theatrical motion picture and or television) and ancillary rights in the unpublished script by November 30, 2008.

Mr. Chuck Braverman, founder of Braverman Productions, began his career 30 years ago in movie production by producing many commercials for major clients like Xerox, Chevrolet, Goodyear, and Kodak. He produced corporate films for Apple Computer, Atlantic Records and presidential candidate Ronald Reagan. David Bowie, Paul McCartney, Cher, Bob Seeger and many others hired Chuck Braverman to produce and direct their music videos. Mr. Braverman then produced the first series for Showtime, "What's Up America!" This was hour long documentary series that was shot throughout the United States. He produced the Big Laff-off for Showtime featuring then unknown comics like Eddie Murphy and Jerry Seinfeld. He also produced network television specials with Willie Nelson, Andy Kaufman, and Tony Bennett.

Mr. Braverman was nominated and won the Directors Guild of America award for Best Documentary and in 2001 was nominated for an Academy Award(R) for another film. Mr. Braverman has been nominated four times by the Directors Guild of America, and has also won two Emmys. The last two years his documentaries have made the Oscar(r) documentary short list.

In the last couple of years Mr. Braverman has produced and directed films for Discovery Channel, HBO, Animal Planet, A&E, Discovery Times, TLC, and Discovery Health. Some of the titles are; "Children of the Court," "High School Boot Camp," "Curtain Call," Making Marines," "Bottom of the Ninth," "Sextuplets," "Broken Wings," "Biography of Oscar(R)," "Debutantes," and "Homeless In Paradise."

Competition
-----------

The motion picture industry is intensely competitive. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, and pay television systems. Virtually all of our competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal.

The motion picture industry at times may create an oversupply of motion pictures in the market. The number of motion pictures released by different movie studies, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our potential share of box office receipts and make it more difficult for our film to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to increase.

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

The Company has generated no revenues during the three months ending
March 31, 2008 the Company had no expenses. As of March 31, 2008, the Company had an accumulated deficit of $(5,400) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Recent Event
------------

Management of the Company is in the process of identifying another movie opportunity for the Company. Management is currently exploring an opportunity with a Panamanian production company to produce a movie in the country of Panama. At this point in their discussions, nothing definitive has been decided. In fact, there are no assurances that anything will result from these discussions.



Going Concern - The Company experienced operating losses, since its inception on October 31, 2007 through the period ended March 31, 2008 . The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2008, the Company generated no revenues. During the three months ended March 31, 2008, the Company did not have any expenses. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(5,400).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks financing to execute its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management intends to personally finance Reshoot Production Company, without seeking reimbursement, to ensure that the Company has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its fully reporting obligations in its normal course of business.


Funding Requirements
--------------------

Reshoot Production Company does not have the required capital or funding to execute its business plan. Reshoot Production Company will require at least $1,000,000 to produce a motion picture.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On January 30, 2008, record shareholders of Reshoot & Edit common stock were entitled to receive a special stock dividend of Reshoot Production Company, a
Nevada corporation, a wholly owned subsidiary of Reshoot & Edit.   This spin
off allowed both companies to focus on their different business plans, with different management and not compete in accessing funding in capital markets.

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 7, 2008. The Registration Statement was declared effective on January 30, 2008.

On January 30, 2008, the record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot & Edit stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Subsequently, 9,200,000 shares were issued to the shareholders of Reshoot Production Company.

There have been no other issuances of common stock.

As of July 17, 2007, the Company has 9,200,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2008 . The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information
------------------

Reshoot Production Company Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on March 17, 2008 under the symbol: RSPD.

As of May 1, 2008, the stock has not traded since its listing on March 17, 2008.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(c) The approximate number of holders of record of common stock as of May 1, 2008 was approximately forty-one.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On or about January 30, 2008, the record shareholders of Reshoot & Edit, a Nevada corporation, common stock were entitled to receive a special stock dividend of Reshoot Production Company, a Nevada corporation, a wholly owned
subsidiary of Reshoot & Edit.   This subsidiary was formed to focus on
producing motion pictures. This spin off allowed both companies to focus on their different business plans and not compete in accessing funding in capital markets.

Record shareholders will received one (1) common share, par value $0.001, of Reshoot & Edit common stock for every share of Reshoot & Edit common stock owned. The Reshoot Production Company stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date.

Reshoot & Edit retained no ownership in Reshoot Production Company following the issuance of the stock dividend. Further, Reshoot Production Company is no longer a subsidiary of Reshoot & Edit and has different management.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 7, 2008. The Registration Statement was declared effective on January 29, 2008.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




b)  Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Reshoot Production Company
                                          -------------------
                                              Registrant

Date:  May 1, 2008         By:   /s/ Ed DeStefano
       -----------         --------------------------------------------------
                                         Ed DeStefano
                                         Title: President, Chief Executive
                                         Officer, Chief Financial Officer,
                                         Secretary and Director (Principal
                                         Executive, Financial, and Accounting
                                         Officer)