Form 10QSB
period 2008-06-30
Reshoot Production CO
filed 2008-08-12
CIK 1422768

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2008
---------------------------------------------------------------------------

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

As of August 12, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3. Controls and Procedures................................  15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and six months ended June 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three and six months ended June 30, 2008, follow.

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets

                                                  June 30,
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
  Common stock, $0.001 par value, 70,000,000
    shares authorized, 9,200,000 issued and
    outstanding as of 6/30/08 and none issued
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

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


Statements of Operations


                            For the three    For the six  October 31, 2007
                            months ending   months ending  (Inception) to
                              June 30,        June 30,        June 30,
                                2008            2008            2008
                            -------------  -------------  ----------------
Revenue                                -   $          -   $             -
                            -------------  -------------  ----------------

Expenses:
  Organizational costs                 -              -               400
  General and
    administrative costs               -              -             5,000
                            -------------  -------------  ----------------
     Total expenses                    -              -             5,400
                            -------------  -------------  ----------------

Net (loss)                  $          -   $          -   $        (5,400)
                            =============  =============  ================

Weighted average number of
 common shares outstanding     9,200,000      9,200,000         9,200,000
                            =============  =============  ================

Net (loss) per share        $      (0.00)  $      (0.00)  $         (0.00)
                            =============  =============  ================


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)


Statements of Cash Flows


                                            For the six  October 31, 2007
                                           months ending   (Inception) to
                                              June 30,         June 30,
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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(5,400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has generated no revenues during the three months ending
June 30, 2008 the Company had no expenses. As of June 30, 2008, the Company had an accumulated deficit of $(5,400) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception on October 31, 2007 through the period ended June 30, 2008 . The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended June 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended June 30, 2008, the Company generated no revenues. During the three months ended June 30, 2008, the Company did not have any expenses. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(5,400).


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

As of July 31, 2008, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended June 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2008 . The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information
------------------

Reshoot Production Company Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on March 17, 2008 under the symbol: RSPD.

As of July 31, 2008, the stock has not traded since its listing on March 17, 2008.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(c) The approximate number of holders of record of common stock as of July 31, 2008 was approximately forty-one.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

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

                                          Reshoot Production Company
                                          --------------------------
                                          Registrant

Date:  August 12, 2008       By:   /s/ Ed DeStefano
       ---------------       --------------------------------------------------
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