Form 10-Q
period 2008-09-30
Reshoot Production CO
filed 2008-11-07
CIK 1422768

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-53049

                         RESHOOT PRODUCTION COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          26-1665960
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              14055 Tahiti Way, Unit 305, Marina del Rey, CA   90292
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (310) 823-3656

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 7, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                                 Reshoot Production Company
                              Index to Form 10-Q
           For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and December 31, 2008          3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               16

Item 1A.  Risk Factors                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3 -- Defaults Upon Senior Securities                                16

Item 4 -- Submission of Matters to a Vote of Security Holders            16

Item 5 -- Other Information                                              16

Item 6.  Exhibits                                                        17

Signatures                                                               18


Part I.  Financial Information

Item 1.  Financial Statements

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets

                                                September 30,
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
  Common stock, $0.001 par value, 70,000,000
    shares authorized, 9,200,000 issued and
    outstanding as of 9/30/08 and none issued
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

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


Statements of Operations


                            For the three   For the nine  October 31, 2007
                            months ending   months ending  (Inception) to
                            September 30,   September 30,   September 30,
                                2008            2008            2008
                            -------------  -------------  ----------------
Revenue                                -   $          -   $             -
                            -------------  -------------  ----------------

Expenses:
  Organizational costs                 -              -               400
  General and
    administrative costs               -              -             5,000
                            -------------  -------------  ----------------
     Total expenses                    -              -             5,400
                            -------------  -------------  ----------------
Net loss before income
 taxes                                 -              -            (5,400)

Provision for income tax               -              -                 -

                            -------------  -------------  ----------------
Net (loss)                  $          -   $          -   $        (5,400)
                            =============  =============  ================

Weighted average number of
 common shares outstanding     9,200,000      9,200,000         9,200,000
                            =============  =============  ================

Net (loss) per share        $      (0.00)  $      (0.00)  $         (0.00)
                            =============  =============  ================


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)


Statements of Cash Flows


                                           For the nine   October 31, 2007
                                           months ending   (Inception) to
                                           September 30,    September 30,
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's SB-2/A registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(5,400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

Management of the Company is in the process of identifying another movie opportunities for the Company. At this point, management has yet to identify any opportunities, and there are no assurances that anything will result from these discussions.


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


Results of Operations for the quarter ended September 30, 2008
--------------------------------------------------------------


During the three month period ended September 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended September 30, 2008, the Company generated no revenues. During the three months ended September 30, 2008, the Company did not have any expenses. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(5,400).

Revenues
--------

The Company has generated no revenues during the three months ending September 30, 2008 the Company had no expenses. As of September 30, 2008, the Company had an accumulated deficit of $(5,400) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Funding Requirements
--------------------

Reshoot Production Company does not have the required capital or funding to execute its business plan. Reshoot Production Company will require at least $1,000,000 to produce a motion picture. Management has been seeking funding, but has been unable to raise the necessary capital in this economic climate.

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


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 7, 2008, the Company has 9,200,000 shares of common stock issued and outstanding.

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

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended September 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2008 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a) Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC's rules and forms.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective by provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) There were no changes in our internal control over financial reporting during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form SB-2 for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On or about January 30, 2008, the record shareholders of Reshoot & Edit, received a special stock dividend of Reshoot Production Company, a Nevada corporation, a wholly owned subsidiary of Reshoot & Edit.

Record shareholders received one (1) common share, par value $0.001, of Reshoot & Edit common stock for every share of Reshoot & Edit common stock owned. The Reshoot Production Company stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date.

Reshoot & Edit retained no ownership in Reshoot Production Company following the issuance of the stock dividend. Further, Reshoot Production Company is no longer a subsidiary of Reshoot & Edit and has different management.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
10.1       Option Purchase Agreement             SB-2         10.1   01/07/2008
           dated Dec. 17, 2007 between
           Reshoot Production Company and
           Braverman Productions, Inc.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Reshoot Production Company
                                          --------------------------
                                                 Registrant


Date:  Nov. 7, 2008            By:   /s/ Ed DeStefano
       ------------            ----------------------------------------------
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