Form 10-K
period 2008-12-31
Reshoot Production CO
filed 2009-03-31
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53049

                         Reshoot Production Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1665960
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

             14055 Tahiti Way, Unit 305, Marina del Rey, CA   90292
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (310) 823-3656

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at March 31, 2009, computed by reference to the $0.02 Registration Statement per-share price on January 29, 2008 (date of effectiveness), was $48,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2009, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            22
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   27
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            27

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               30

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   36
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            39

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to identify motion pictures to produce;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Reshoot Production Company", "the Company", "we", "us", and "our" refer to Reshoot Production Company.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Reshoot Production Company, 14055 Tahiti Way, Unit 305, Marina del Rey, CA 90292.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation.


Our Business
------------

Reshoot Production Company acquired the interests in and rights and title to an Option Purchase Agreement for an unpublished script entitled "Masquerade." This option agreement granted to Reshoot Production Company an option to purchase motion picture ("Motion Picture" meaning theatrical motion picture and or television) and ancillary rights in the unpublished script that expired on November 30, 2008. Reshoot Production Company needed to raise one million dollars to produce this film.

Under the terms of the agreement a joint venture was to be formed with Braverman Productions, who would produce this film, and any monies generated by this joint will be split 50/50 between Reshoot Production Company and Braverman Productions after Reshoot Production Company recoups the first $1,000,000 (one million dollars). There would be no expenses, interest, or overhead of any kind deducted by Reshoot Production Company from any of the income.

Management of the Company is in the process of identifying another movie opportunities for the Company. At this point, management has yet to identify any opportunities, and there are no assurances that anything will result from these discussions.


Our offices are currently located at 14055 Tahiti Way, Unit 305,
Marina del Rey, CA  90292. Our telephone number is (310) 823-3656.


Motion Picture Industry Overview
--------------------------------

The "major" studios dominate the motion picture industry in the United States by controlling the distribution of films that they produce as well as films that are produced by "independent" studios. These major studios include among others: The Walt Disney Company; Sony Pictures Entertainment; Paramount Pictures; Twentieth Century Fox Film Corporation; Universal Studios; and Warner Bros. Entertainment.

Historically, the major studios financed, produced and distributed the vast majority of American-made motion pictures. Today, much of the financing and distribution of major motion pictures remains in the control of these major studios. But as many of the major studios have become part of large conglomerate business operations, or diversified their operations, they have adopted a policy of producing only a relatively small number of films each year. As demand for filmed entertainment has increased, many smaller, independent film production companies have been successfully established to fill the excess demand for motion pictures.

Management believes that two convergent trends in the production and distribution of motion pictures have led to an opportunity for independent films to be profitably exploited. This includes: 1) the increasing commercial success of independent films; and 2) the increasing commercial success of DVDs.

In the last decade, the distribution of independent films, films produced by independent production companies outside of the major studios, brought increasing commercial success to the major studios that were distributing them. Management believes that increasing commercial success of independent films that cater to specific audiences or specialized tastes is an indication that consumer tastes have proven broader than what the major studios can fulfill.

As the demand for a diversity of motion pictures has expanded, so too has audience market with the commercial success of the DVD format. The popular and inexpensive DVD format has expanded the audience market beyond traditional theatrical distribution. The high production, marketing, and distribution costs for films produced for theatrical distribution economically require that theatrically distributed films have the broadest possible audience appeal.


Motion Picture Distribution
---------------------------

The commercial success of any film is dependent upon distribution. Many independent films never find a distributor. As independent producer, management recognizes that its success is having a distribution deal prior to production of the film.

The revenue of a distributor is derived not just from the theatrical exploitation of a film. It also includes receipts from television and cable sales, video cassettes, and ancillary rights, non-theatrical distribution rights, merchandising rights and even sound track albums and music rights.

Generally, the marketing department of the distributor determines how a picture will be sold. This includes the concept for the campaign and the marketing strategy as to where to open the picture and when.

Business Strategy
-----------------

The business of acquiring, developing, producing and distributing movies involves several stages. We plan to evaluate screenplays and programming ideas on an ongoing basis. Depending on the proposed budget for a project and the availability of financing, a we will either (i) acquire the property and proceed to develop, produce and distribute it on its own, or (ii) option the property for a nominal fee and sell or license it to a studio, distributor or larger production company, potentially earning fees and profits depending on its level of involvement. After evaluating properties and selecting those in which to be involved, we plan to determine budgets for the projects, identify the methods and sources for financing, identify a production subcontractors, and identify and negotiate with potential distributors, or market the products directly to exhibitors.

Developmentment and Finance
---------------------------

Reshoot and Edit plans to acquire the motion picture rights, or an option on such rights, to a literary property. Traditionally, most feature length motion pictures have been financed by the major motion picture distribution companies which advance the entire cost of production of a picture and which recoup that cost, if at all, from the revenues generated by that company's distribution of the picture in all media. Although this traditional method of motion picture financing continues to exist, an alternative for smaller production companies is financing obtained from private investors. Pre-Production.

Through a competitive sourcing process, several production companies will provide detailed budgets and these figures will be used as a component in determining the amount of funding to produce a movie. The selected company will be contractually responsible for hiring key personnel (including the director, principal cast, and production personnel), determining production locations and shooting schedules, for the screenplay, The production company will only undertake these activities if the screenplay has been funded. Post-Production. During the post-production stage, the picture is edited, music and sound effects are synchronized with the motion picture, special effects are added, and the motion picture is brought to a completed form. Problems may arise in the editing, it may become apparent that additional photography is needed, or costs may be greater than anticipated.

Distribution
------------

The management of Reshoot and Edit will employ their best efforts to sell the
Film and all ancillary rights in all available markets.   Theatrical
distribution and marketing of motion pictures involves licensing the right to exhibit motion pictures on a rental basis to theaters, the creation and dissemination of advertising and publicity, accounting, billing, credit and collection, the manufacture, inspection and dissemination of prints used in exhibition, and the maintenance, delivery, storage, inspection and repair of such prints.

Generally, distributors and theatre exhibitors will enter into agreements whereby the exhibitor retains a portion of the gross box office receipts, which are the admissions paid at the box office. The balance is remitted to the distributor. Frequently, exhibitors and distributors must negotiate as to the appropriate percentage to be remitted to the distributor, which may delay payment of the gross film rental to the distributor.


Television Rights
-----------------

In the United States, broadcast rights are granted to networks such as NBC, ABC, CBS, or Fox for exhibition by all of the network's affiliates.
Syndicated rights include rights granted to individual local television stations or groups of stations. Pay television rights include rights granted to cable, direct broadcast satellite, microwave and other services paid for by subscribers. The right to license a motion picture to the television markets may be granted to domestic or foreign theatrical distributors. Not all films are suitable for network television exhibition due to subject matter, editing requirements and other factors. With the increasing market role of pay television, the number of films licensed for and fees generated from network television have decreased significantly in the last few years. Pay television revenues, in many cases, have more than made up for this decline, with substantial license fees based either on a fixed fee or per- subscriber basis. There is no assurance that separate licenses will be negotiated for cable or free television, or if any such agreements will be obtained.


Other Distribution Rights
-------------------------

A motion picture typically becomes available on home DVD for purchase or rental by consumers approximately six months after its initial theatrical release. In addition to the distribution media and markets described above, the owner of a film usually licenses the right to non-theatrical uses to distributors who in turn make the film available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others, as well as the right to license the performance of musical works and sound recordings embodied in a motion picture, including public performance and sheet music publication. Again, there are no assurances that separate licenses will be negotiated with these other mediums.

Costs for Independent Productions
---------------------------------

Generally, budgets for the independently financed features fall into the $250,000 to $10 million range versus $50 to $150 million for the big budget films. As with the movie industry in general, a substantial number of independently financed feature films are not commercially successful for a variety of reasons. The gross revenue potential for motion pictures which have a more limited release without famous talent may be substantially less than for motion pictures that have a broad theatrical release. The distribution of a film generally takes two to three years to run through all the markets in every territory, from theatrical to pay-per-view to home video, and then airlines, hotels network, cable and syndicated television. A film may be shown on numerous occasions at different times on various television stations.


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

Reshoot Production Company's Funding Requirements
-------------------------------------------------

We do not have sufficient capital to produce a motion picture. Management anticipates Reshoot Production Company will require at least $1,000,000 to produce a screenplay. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

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


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.


Research and Development Activities and Costs
---------------------------------------------

Reshoot Production Company did not incur any research and development costs for the years ended December 31, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer on a voluntary basis, without compensation.


Item 1A. Risk Factors.


                      Risk Factors Relating to Our Company
                      ------------------------------------


1. SINCE WE ARE A DEVELOPMENT COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE ARE NO ASSURANCE THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on October 31, 2007, we are a spin off of Reshoot & Edit. We have realized no revenues. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this registration statement, at December 31, 2008 we had no working capital, no assets, and stockholders' equity of approximately $(1,500). In addition, we had a net loss of approximately $(6,900) for the period October 31, 2007 (inception) to December 31, 2008.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 31, 2007 (inception) to December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues, we are expect losses over the next eighteen
(18) to twenty-four (24) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. WE HAVE NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND WE MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

Reshoot Production Company does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Reshoot & Edit and Reshoot Production Company have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements.
After the Distribution, Reshoot Production Company will be an independent company, unable to rely on Reshoot & Edit Following the Distribution, Reshoot Production Company will maintain its own credit and banking relationships and perform its own financial and investor relations functions. Reshoot Production Company may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.


5. SINCE OUR OFFICER WORKS FOR US PART TIME, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Ed DeStefano, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Ed DeStefano, the President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. The responsibility of developing the company's business, the distribution of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. DeStefano. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. DeStefano intends to limit his role in his other business activities and devote more of his time to Reshoot Production Company after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

6. OUR SOLE OFFICER, MR. ED DESTEFANO, NO PRIOR EXPERIENCE IN RUNNING A MOVIE PRODUCTION COMPANY.

Our sole executive officer has no experience in operating a movie production company prior to Reshoot Production Company. Due to his lack of experience, our executive officer may make wrong decisions and choices regarding key decisions on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry.

7. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

As of December 31, 2008, the Company had no working cash and equivalents. The Company needs at least one million dollars ($1,000,000) in order to produce its planned movie production.

There are no guarantees given that the Company will be able to find the necessary financing or the necessary financing will be available, if required or if available, will be on terms and conditions satisfactory to management, especially during this economic downturn. The above outlined capital problems which could significantly affect the value of any Common Shares and could result in the loss of an investor's entire investment.

8. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

9. WE MAY NOT BE ABLE TO COMPETE WITH LARGER INDEPENDENT MOVIE CONTRACT PRODUCTION COMPANIES, THE MAJORITY OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

We are very small and unproven entity as compared to our competitors. As an independent producer, we will compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. This will have a material adverse effect on our business, results of operations and financial condition.


10. LICENSED DISTRIBUTORS' FAILURE TO PROMOTE OUR PROGRAMS MAY ADVERSELY AFFECT OUR BUSINESS.

Licensed distributors' decisions regarding the timing of release and promotional support of motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. As with most companies engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors' motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.


11. PIRACY OF MOTION PICTURES, INCLUDING DIGITAL AND INTERNET PIRACY, MAY REDUCE THE GROSS RECEIPTS FROM THE EXPLOITATION OF OUR PRODUCTION.

Motion picture piracy is extensive in many parts of the world. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay to view motion pictures. Piracy of any films we produce may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations and financial condition.

12. IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified sales representatives and other personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for talent among companies in the our industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.


13. OUR SOLE OFFICER/DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT
IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our sole officer/director is our principal stockholder, he beneficially owns approximately or has the right to vote approximately 81% of our outstanding common stock. As a result, this sole shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

14. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2008, our first year of being a public company. We are required to be in compliance with section 404 of the Sarbanes-Oxley Act by December 31, 2008. At this time, we project that the total incremental operating expenses of being a public company will be approximately $11,000 for 2009. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

                     RISKS RELATING TO OUR COMMON SHARES
                     -----------------------------------

15. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


16. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


17. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for an investor to sell their shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse eject on the market price of the Company's common stock if it ever becomes tradable.


18. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

19. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 14055 Tahiti Way, Unit 305, Marina del Rey, CA 90292. Our telephone number is (310) 823-3656. This space consists of a unit within a larger building that is also used by unrelated businesses. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our officer will not seek reimbursement for past office expenses.

Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Reshoot Production Company Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: RSPD. The stock was cleared for trading on the OTC-Bulletin Board on March 14, 2008.

Since the Company has been cleared for trading, through March 31, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of March 31, 2009, there were approximately forty-one (41) holders of record of our Common Stock and 9,200,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

During the fiscal year ending December 31, 2008, there have been no sales of the Company's securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Reshoot Production Company is focused on becoming a movie production company, that purchases movie/television rights, finds financing, and subcontracts the production of the movie.

Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

We earned no revenues since our inception on October 31, 2007 through December 31, 2008. We do not anticipate earning any significant revenues until such time as we can produce a motion picture. We are presently in the development stage of our business and we can provide no assurance that we will be successful in producing any motion picture.

For the period of inception through December 31, 2008 we generated no income. Since our inception on October 31, 2007, we experienced a net loss of $(6,900). For the year ending December 31, 2008 we lost $1,500 as compared to a loss of $5,400 for the same period last year. Our loss last year included the purchase of rights to an Option Purchase Agreement for movie script, which we did not incur this year. We anticipate our operating expenses will increase as we build our operations. Some of our increased expenses will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities
Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from October 31, 2007 (inception) through December 31, 2008. We do not anticipate generating any revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects no assets and $1,500 in current liabilities.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $1,000,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

Future Financings
-----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

We are seeking to raise a $1,000,000 in a future offering of our common stock. In the event we are unable to raise $1,000,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Reshoot Production Company
(A Development Stage Company)

We have audited the accompanying balance sheets of Reshoot Production Company (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and since inception October 31, 2007 through December 31, 2007 and since inception on October 31, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot Production Company
(A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and since inception October 31, 2007 through December 31, 2007 and since inception on October 31, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $6,900, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    March 27, 2009

                6490 West Desert Inn Rd, Las Vegas, NV 89146
                    (702) 253-7499 Fax (702) 253-7501

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets


Balance Sheets

                                                December 31,   December 31,
                                                    2008           2007
                                                -------------  ------------
ASSETS

Current assets:
   Cash and equivalents                         $          -   $         -
                                                -------------  ------------
     Total current assets                                  -             -
                                                -------------  ------------
TOTAL ASSETS                                    $          -   $         -
                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     1,500             -
                                                -------------  ------------
     Total liabilities                                 1,500             -
                                                -------------  ------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued                         -             -
  Common stock, $0.001 par value, 70,000,000
    shares authorized, 9,200,000, none issued and
    outstanding as of 12/31/08 and 12/31/07,
    respectively                                       9,200             -
  Additional paid-in capital                          (3,800)        5,400
  (Deficit) accumulated during development
    stage                                             (6,900)       (5,400)
                                                -------------  ------------
     Total stockholders' equity                       (1,500)            -
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $         -
                                                =============  ============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations


Statements of Operations

                                              For the         For the
                                            period from     period from
                                            October 31,     October 31,
                             For the year      2007             2007
                                ended     (Inception) to  (Inception) to
                            December 31,   December 31,     December 31,
                                2008           2007             2008
                            -------------  -------------  ----------------
Revenue                                -   $          -   $             -
                            -------------  -------------  ----------------

Expenses:
  Organizational costs                 -            400               400
  General and
    administrative costs           1,500          5,000             6,500
                            -------------  -------------  ----------------
     Total expenses                1,500          5,400             6,900
                            -------------  -------------  ----------------
Net loss before income
 taxes                            (1,500)        (5,400)           (6,900)

Provision for income tax               -              -                 -

                            -------------  -------------  ----------------
Net (loss)                  $     (1,500)  $     (5,400)  $        (6,900)
                            =============  =============  ================

Net (loss) per share        $      (0.00)  $      (0.00)
                            =============  =============

Weighted average number of
 common shares outstanding     9,200,000              0
                            =============  =============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                     Statements of Stockholders' Equity

Statements of Stockholders' Equity
                                                          Accumulated
                    Preferred        Common                (Deficit)  Total
                      Stock          Stock       Additional During    Stock-
                -------------- ------------------ Paid-in Development holders'
                Shares Amount    Shares   Amount  Capital    Stage    Equity
                ------ ------- ---------- ------- ------- ----------- ---------
October 2007
Contributed
Capital                                              400                   400

December 2007
Contributed
Capital                                            5,000                 5,000

Net loss for
the period
ended
12/31/07                                                      (5,400)   (5,400)
                ------ ------- ---------- ------- ------- ----------- ---------

Balance,
December 31,
2007                 - $     -          - $     - $5,400  $   (5,400) $      -

January 2008
Reshoot & Edit
Spinoff to
Reshoot
Production
Company                         9,200,000   9,200 (9,200)                    -

Net loss for
the year
ended
12/31/08                                                      (1,500)   (1,500)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2008                 - $     -  9,200,000 $ 9,200 $(3,800) $  (6,900) $ (1,500)
                ====== ======= ========== ======= ======== ========== =========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows




                                              For the         For the
                                            period from     period from
                                            October 31,     October 31,
                             For the year      2007             2007
                                ended     (Inception) to  (Inception) to
                            December 31,   December 31,     December 31,
                                2008           2007             2008
                            -------------  -------------  ----------------
Operating activities:
Net (loss)                  $     (1,500)  $     (5,400)  $        (6,900)
Adjustments to reconcile
  net loss to net cash
  (used) by operating
  activities
     Increase in
      accounts payable             1,500              -             1,500
                            -------------  -------------  ----------------
  Net cash (used) by
   operating activities                -              -            (5,400)


Financing activities:
  Additional paid-in capital           -              -             5,400
                            -------------  -------------  ----------------
  Net cash provided by
   financing activities                -              -             5,400


Net increase (decrease)
  in cash                              -              -                 -
Cash - beginning                       -              -                 -
                            -------------  -------------  ----------------
Cash - ending               $          -   $          -   $             -
                            =============  =============  ================


Supplemental disclosures:
  Interest paid             $          -   $          -   $             -
                            =============  =============  ================
  Income taxes paid         $          -   $          -   $             -
                            =============  =============  ================
  Non-cash transactions     $      9,200   $          -   $         9,200
                            =============  =============  ================


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008

NOTE 1.   General Organization and Business

The Company was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation.
Reshoot & Edit was incorporated August 23, 2006, and, at the time of spin off was listed on the Over the Counter Bulletin Board.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company plans to develop and market medical devices.

NOTE 2.    Summary of Significant Accounting Practices

The Company has no cash assets and liabilities of $1,500 as of December 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price long-term service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 2.    Summary of Significant Accounting Practices - Continued

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected December 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. As of December 31, 2008, the Company has realized a loss of $6,900. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


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

There have been no issuances of common or preferred stock.


NOTE 5.   Related Party Transactions

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


NOTE 6.   Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 6.   Provision for Income Taxes - Continued

Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   Operating Leases and Other Commitments

The Company has no lease or other obligations.


NOTE 8.   Recent Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 8.   Recent Pronouncements - Continued

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 8.   Recent Pronouncements - Continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 8.   Recent Pronouncements - Continued

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2008


NOTE 9.  Concentrations of Risks

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                    PART III


Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.



Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Ed DeStefano                 74    Chief Executive Officer, Chief
                                   Financial Officer, Secretary and Director
----------------------------------------------------------------------------

The business address of our officer/director is c/o Reshoot Production Company, 14055 Tahiti Way, Unit 305, Marina del Rey, CA 90292.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Ed DeStefano, Chief Executive Officer and Director
--------------------------------------------------

2007-Present  CEO/Director of Reshoot Production Company.
2006-Present  President, Director, Fairfax & Third Wireless, Los Angeles,
              California, a company selling retail wireless service
2001-2003     Corporate Secretary, Director, EZ Credit, Inc., a Nevada
              Corporation, a Company which helps individuals repair their personal credit information.
1999-2004     President, Director, Wireless Wizard, Las Vegas, Nevada,
              a "blank check company," where no operations have even taken place.
2000-2001     Corporate Secretary and Director for Business Translation
              Services, Inc., a Company which was designed to provide
              translation services to international businesses.  He
              voluntarily resigned as the Company's director and officer on October 30, 2001.
1999-2000     Loan Representative, First Mortgage Corporation, Diamond Bar,
              California, worked as an independent contractor as loan representative selling mortgage loans.

1995-1998     General Manager, All State Cellular, San Diego, California,
              managed independent phone stores which sold cellular telephones and telephone accessories.
1989-1994     Owner, Wholesale Cellular Distributorship, Gardinia, California.
              A distributor of cellular telephones and telephone accessories.
1984-1988     General Manager, Taft Electric, Telephone Communications,
              Ventura,
              California. A store manager, which sold cellular telephones and pagers.
1979-1983     General Sales Manager, AL Piano Datson, Westlake, California,
              an automobile dealership, selling new and used automobiles.
1965-1978     Owner, Town and County Provisions, Meat Wholesaler, Long Island,
              New York.  Managed, owned and operated a purveyor of meat
              products to retail outlets and restaurants.
1958-1965     Supervisor, Julian Freich, Wholesaler Meat, Long Island City, NY.
              Meat Distributor, Mineola, Long Island, NY, where he managed sales representatives who wholesaled meat products to retail stores and restaurants.
1956-1957     Sales of Bread and Cake, Dugan Brothers, Flushing, NY, worked as a sales representative for bakery.
1954-1955     U.S. Army, United States of America.
1952-1953     Intern, Gibbs & Cox, Manhattan, NY (Ship Builders)


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Ed
DeStefano.  Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Reshoot Production Company Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Reshoot Production Company shares, unless the transaction is approved by Reshoot Production Company's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Reshoot Production Company

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2008 for our President and sole director. We did not have any executive officer as of the fiscal year end of December 31, 2008 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since October 31, 2007 (inception) of the company through December 31, 2008. Reshoot Production Company has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
Ed DeStefano         CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2008.

Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending December 31, 2008 or 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 31, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Reshoot Production Company's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
-----------------------------------------------------------------------
Common      Ed DeStefano(2)                6,800,000            80.9%
            Sole Officer/Director
                                         ------------------------------
DIRECTORS AND OFFICERS
AS A GROUP (1 person)                      6,800,000            80.9%

(1)  Percent of Class is based on 9,200,000 shares issued and outstanding.

(2)  Ed DeStefano, 14055 Tahiti Way, Unit 305, Marina del Rey, CA 90292


We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole officer/director has contributed office space for our use for all periods presented. There is no charge to us for the space.

Mr. DeStefano, our sole officer/director will be the largest shareholder of Reshoot Production Company. He is also the largest shareholder of Reshoot & Edit. He will own approximately 81% of Reshoot Production Company common stock and simultaneously owns approximately 81% of Reshoot & Edit's common stock. This relationship could create, or appear to create, potential conflicts of interest when Reshoot & Edit is faced with decisions that have different implications for Reshoot Production Company and Reshoot & Edit, such as potential business acquisitions to be made by Reshoot Production Company or disputes arising out of any agreements between the two companies. Reshoot Production Company does not have any formal procedure in place for resolving such conflicts of interest which may arise in the future.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform an audit of the financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending December 31, 2008 and December 31, 2007. Aggregate fees billed to us for the years ended December 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $3,500    $3,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending December 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       27
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,            SB-2          3.1   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
10.1       Option Purchase Agreement             SB-2         10.1   01/07/2008
           dated Dec. 17, 2007 between
           Reshoot Production Company and
           Braverman Productions, Inc.
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reshoot Production Company
--------------------------
        Registrant

By: /s/ Ed DeStefano
    ---------------------------
        Ed DeStefano
        Chief Executive Officer
        and Director

Date:  March 31, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Ed DeStefano
    --------------------------------
        Ed DeStefano
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  March 31, 2009
       --------------