Form 10-Q
period 2009-03-31
Reshoot Production CO
filed 2009-05-05
CIK 1422768

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 5, 2009, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                          Reshoot Production Company
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2009 and December 31, 2008              3

   Statements of Income for the three months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the three months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets

                                                  March 31,
                                                    2009       December 31,
                                                 (Unaudited)       2008
                                                -------------  ------------
ASSETS

Current assets:
   Cash and equivalents                         $          -   $         -
   Prepaid Expense                                     3,000             -
                                                -------------  ------------
     Total current assets                              3,000             -
                                                -------------  ------------
TOTAL ASSETS                                    $      3,000   $         -
                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                         -         1,500
                                                -------------  ------------
     Total liabilities                                     -         1,500
                                                -------------  ------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000
    shares authorized, none issued or
    outstanding                                            -             -
  Common stock, $0.001 par value; 70,000,000
    shares authorized; 9,200,000, 9,200,000
    issued and outstanding as of 3/31/09 and
    12/31/08, respectively                             9,200         9,200
  Additional paid-in capital                           3,200        (3,800)
  (Deficit) accumulated during development
    stage                                             (9,400)       (6,900)
                                                -------------  ------------
     Total stockholders' equity                        3,000        (1,500)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      3,000   $         -
                                                =============  ============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


                            For the three  For the three  October 31, 2007
                            months ending  months ending   (Inception) to
                              March 31,      March 31,       March 31,
                                2009           2008             2009
                            -------------  -------------  ----------------
Revenue                     $          -   $          -   $             -
                            -------------  -------------  ----------------

Expenses:
  Organizational costs                 -              -               400
  General and administrative
   costs                           2,500              -             9,000
                            -------------  -------------  ----------------
     Total expenses                2,500              -             9,400
                            -------------  -------------  ----------------
Net (loss) before
 income taxes                     (2,500)             -            (9,400)

Income tax expense                     -              -                 -
                            -------------  -------------  ----------------

Net (loss)                  $     (2,500)  $          -   $        (9,400)
                            =============  =============  ================

Net (loss) per share        $      (0.00)  $      (0.00)
                            =============  =============

Weighted average number of
 common shares outstanding     9,200,000      9,200,000
                            =============  =============



  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                            For the three  For the three  October 31, 2007
                            months ending  months ending   (Inception) to
                              March 31,      March 31,       March 31,
                                2009           2008             2009
                            -------------  -------------  ----------------
Operating activities:
Net (loss)                  $     (2,500)  $          -   $        (9,400)
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  (Increase) in prepaid
    expenses                      (3,000)             -            (3,000)
  (Decrease) in accounts
    payable                       (1,500)             -                 -
                            -------------  -------------  ----------------
  Net cash (used) by
   operating activities           (7,000)             -           (12,400)
                            -------------  -------------  ----------------

Financing activities:
  Contributed capital              7,000              -            12,400
                            -------------  -------------  ----------------
  Net cash provided by
   financing activities            7,000              -            12,400
                            -------------  -------------  ----------------

Net increase (decrease)
  in cash                              -              -                 -
Cash - beginning                       -              -                 -
                            -------------  -------------  ----------------
Cash - ending               $          -   $          -   $             -
                            =============  =============  ================

Supplemental disclosures:
  Interest paid             $          -   $          -   $             -
                            =============  =============  ================
  Income taxes paid         $          -   $          -   $             -
                            =============  =============  ================
  Non-cash transactions     $          -   $          -   $             -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(9,400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


Reshoot Production Company Business Plan
----------------------------------------

Management of the Company is in the process of identifying a movie production opportunity for the Company. The Company plans to acquire the motion picture rights, or an option on such rights, to a literary property. At this point, management has yet to identify any opportunities, and there are no assurances that anything will result from these discussions.


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

Distribution
------------

Once the Company produces a motion picture, the management of Reshoot Production Company will employ its best efforts to sell film and all ancillary
rights in all available markets.   Theatrical distribution and marketing of
motion pictures involves licensing the right to exhibit motion pictures on a rental basis to theaters, the creation and dissemination of advertising and publicity, accounting, billing, credit and collection, the manufacture, inspection and dissemination of prints used in exhibition, and the maintenance, delivery, storage, inspection and repair of such prints.

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


Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

During the three month period ended March 31, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2009, the Company generated no revenues. During the three months ended March 31, 2009, the Company had operating expenses of $2,500. Since the Company's inception, on October 31, 2007, the Company experienced a net loss of $(9,400).

Revenues
--------

The Company has generated no revenues since its inception. As of March 31, 2009, the Company had an accumulated deficit of $(9,400) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 5, 2009, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2009 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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


New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No.128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

                                          Reshoot Production Company
                                          --------------------------
                                                  Registrant


Date:  May 5, 2009          By:   /s/ Ed DeStefano
       -----------          ----------------------------------------------
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