Form 10-Q
period 2009-06-30
Reshoot Production CO
filed 2009-07-21
CIK 1422768

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

                For the quarterly period ended June 30, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-53049

                         RESHOOT PRODUCTION COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          26-1665960
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                      2749 Kingclaven, Henderson, NV  89044
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 416-1004

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of July 20, 2009, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                          Reshoot Production Company
                              Index to Form 10-Q
                For the Quarterly Period Ended June 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of June 30, 2009 and December 31, 2008               3

   Statements of Income for the three months and six months
     ended June 30, 2009 and 2008                                         4

   Statements of Cash Flows for the six months
    ended June 30, 2009 and 2008                                          5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22

Part I.  Financial Information

Item 1.  Financial Statements

                        Reshoot Production Company
                       (A Development Stage Company)
                               Balance Sheets

                                                  June 30,
                                                    2009       December 31,
                                                 (Unaudited)       2008
                                                -------------  ------------
ASSETS

Current assets:
   Cash and equivalents                         $          -   $         -
   Prepaid Expense                                     2,000             -
                                                -------------  ------------
     Total current assets                              2,000             -
                                                -------------  ------------
TOTAL ASSETS                                    $      2,000   $         -
                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                         -         1,500
                                                -------------  ------------
     Total liabilities                                     -         1,500
                                                -------------  ------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 5,000,000
    shares authorized, none issued or
    outstanding                                            -             -
  Common stock, $0.001 par value; 70,000,000
    shares authorized; 9,200,000, 9,200,000
    issued and outstanding as of 6/30/09 and
    12/31/08, respectively                             9,200         9,200
  Additional paid-in capital                           3,200        (3,800)
  (Deficit) accumulated during development
    stage                                            (10,400)       (6,900)
                                                -------------  ------------
     Total stockholders' equity                        2,000        (1,500)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      2,000   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


                   For the three            For the six          October 31,
                   months ending           months ending            2007
               ----------------------  ----------------------  (Inception) to
                June 20,    June 30,    June 30,    June 30,      June 30,
                  2009        2008        2009        2008          2009
               ----------  ----------  ----------  ----------  --------------
Revenue        $       -   $       -   $       -   $       -   $           -
               ----------  ----------  ----------  ----------  --------------

Expenses:
 Organizational
  costs                -           -           -           -             400
 General and
  administrative
  costs            1,000           -       3,500           -          10,000
               ----------  ----------  ----------  ----------  --------------
Total expenses     1,000           -       3,500           -          10,400
               ----------  ----------  ----------  ----------  --------------
Net (loss)
 before income
 taxes            (1,000)          -      (3,500)          -         (10,400)

Income tax
 expense               -           -           -           -               -
               ----------  ----------  ----------  ----------  --------------

Net (loss)     $  (1,000)  $       -   $  (3,500)  $       -   $     (10,400)
               ==========  ==========  ==========  ==========  ==============

Net (loss)
 per share     $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

Weighted average
 number of
 common shares
 outstanding   9,200,000   9,200,000   9,200,000   9,200,000
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                             For the six    For the six   October 31, 2007
                            months ending  months ending   (Inception) to
                              June 30,       June 30,         June 30,
                                2009           2008             2009
                            -------------  -------------  ----------------
Operating activities:
Net (loss)                  $     (3,500)  $          -   $       (10,400)
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  (Increase) in prepaid
    expenses                      (2,000)             -            (2,000)
  (Decrease) in accounts
    payable                       (1,500)             -                 -
                            -------------  -------------  ----------------
  Net cash (used) by
   operating activities           (7,000)             -           (12,400)
                            -------------  -------------  ----------------

Financing activities:
  Contributed capital              7,000              -            12,400
                            -------------  -------------  ----------------
  Net cash provided by
   financing activities            7,000              -            12,400
                            -------------  -------------  ----------------

Net increase (decrease)
  in cash                              -              -                 -
Cash - beginning                       -              -                 -
                            -------------  -------------  ----------------
Cash - ending               $          -   $          -   $             -
                            =============  =============  ================

Supplemental disclosures:
  Interest paid             $          -   $          -   $             -
                            =============  =============  ================
  Income taxes paid         $          -   $          -   $             -
                            =============  =============  ================
  Non-cash transactions     $          -   $          -   $             -
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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(10,400) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2008.

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

Results of Operations for the quarter ended June 30, 2009
---------------------------------------------------------


During the six month period ended June 30, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2009, the Company generated no revenues. During the three months ended June 30, 2009, the Company had expenses of $1,000 as compared to no expenses for the same period last year. During the six months ended June 30, 2009, the Company had expenses of $3,500 as compared to no expenses for the same period last year. These expenses represented audit fees to keep the Company full reporting. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(10,400).

Revenues
--------

The Company has generated no revenues since its inception. As of June 30, 2009, the Company had an accumulated deficit of $(10,400) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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


Significant changes in the number of employees.
-----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of July 20, 2009, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2009 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.

Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.


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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

The Company's mailing address and business address have been changed from 14055 Tahiti Way, Unit 305, Marina del Rey, CA 90292 to 2749 Kingclaven, Henderson, NV 89044, effective July 20, 2009. The Company's new telephone number is: (702) 416-1004.

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

                                          Reshoot Production Company
                                          --------------------------
                                                  Registrant


Date:  July 20, 2009          By:   /s/ Ed DeStefano
       -------------          ----------------------------------------------
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