Form 10-Q
period 2009-09-30
Reshoot Production CO
filed 2009-11-16
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 16, 2009, the registrant's outstanding common stock consisted of 766,667 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           Reshoot Production Company
                             Index to Form 10-Q
              For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2009 and December 31, 2008          3

   Statements of Operations for the three months and nine months
     ended September 30, 2009 and 2008                                    4

   Statements of Stockholders' Equity                                     5

   Statements of Cash Flows for the nine months
    ended September 30, 2009 and 2008                                     6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.  Controls and Procedures                                         23

Part II  Other Information

Item 1.  Legal Proceedings                                               26

Item 1A.  Risk Factors                                                   26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3 -- Defaults Upon Senior Securities                                26

Item 4 -- Submission of Matters to a Vote of Security Holders            26

Item 5 -- Other Information                                              26

Item 6.  Exhibits                                                        27

Signatures                                                               28


Part I.  Financial Information

Item 1.  Financial Statements

                         Reshoot Production Company
                        (A Development Stage Company)
                               Balance Sheets
                                 (Unaudited)

                                                September 30,  December 31,
                                                    2009           2008
                                                -------------  ------------
ASSETS
  Current assets:
    Cash and equivalents                        $          -   $         -
    Prepaid Expense                                    1,000             -
                                                -------------  ------------
  Total current assets                                 1,000             -
                                                -------------  ------------
TOTAL ASSETS                                    $      1,000   $         -
                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      1,250   $     2,025
                                                -------------  ------------
  Total liabilities                                    1,250         2,025
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 766,667, 766,667
      issued and outstanding as of 9/30/09 and
      12/31/08, respectively                             767           767
    Additional paid-in capital                        11,633         4,633
    (Deficit) accumulated during development
      stage                                          (12,650)       (7,425)
                                                -------------  ------------
  Total stockholders' equity                            (250)       (2,025)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      1,000   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                   For the three           For the nine          October 31,
                   months ending           months ending            2007
               ----------------------  ----------------------  (Inception) to
                Sep. 30,    Sep. 30,    Sep. 30,    Sep. 30,    September 30,
                  2009        2008        2009        2008          2009
               ----------  ----------  ----------  ----------  --------------
REVENUE        $       -   $       -   $       -   $       -   $           -
               ----------  ----------  ----------  ----------  --------------

EXPENSES:
 Audit Fees        1,000           -       4,500           -           5,500
 General &
  administrative       -           -           -           -           5,500
 Organizational
  costs                -           -           -           -             400
 Transfer
  agent fees         150           -         725         525           1,250
               ----------  ----------  ----------  ----------  --------------
Total expenses     1,150           -       5,225         525          12,650
               ----------  ----------  ----------  ----------  --------------
Net (loss)
 before income
 taxes            (1,150)          -      (5,225)       (525)        (12,650)

Income tax
 expense               -           -           -           -               -
               ----------  ----------  ----------  ----------  --------------

NET (LOSS)     $  (1,150)  $       -   $  (5,225)  $    (525)  $     (12,650)
               ==========  ==========  ==========  ==========  ==============

NET (LOSS) PER
 SHARE - BASIC
 AND FULLY
 DILUTED       $   (0.00)  $    0.00   $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING -
 BASIC AND FULLY
 DILUTED         766,667     766,667     766,667     766,667
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
                                (Unaudited)

                                                          Accumulated
                    Preferred        Common                (Deficit)  Total
                      Stock          Stock       Additional During    Stock-
                -------------- ------------------ Paid-in Development holders'
                Shares Amount    Shares   Amount  Capital    Stage    Equity
                ------ ------- ---------- ------- ------- ----------- ---------
October 2007
Contributed
Capital                                              400                   400

December 2007
Contributed
Capital                                            5,000                 5,000

Net loss for
the period ended
12/31/2007                                                    (5,400)   (5,400)
                ------ ------- ---------- ------- ------- ----------- ---------
Balance,
12/31/2007           - $     -          - $     - $5,400  $   (5,400) $      -

January 2008
Reshoot & Edit
Spinoff to
Reshoot
Production
Company                           766,667     767   (767)                    -

Net loss for
the year ended
12/31/2008                                                    (2,025)   (2,025)
                ------ ------- ---------- ------- -------- ---------- ---------
Balance,
12/31/2008           - $     -    766,667 $   767 $ 4,633  $  (7,425) $ (2,025)

January 2009
Contributed
capital                                             1,500                1,500

February 2009
Contributed
capital                                             5,500                5,500

Net loss for
the period ended
9/30/2009                                                     (5,225)   (5,225)
                ------ ------- ---------- ------- -------- ---------- ---------
Balance,
9/30/2009            - $     -    766,667 $   767 $11,633  $ (12,650) $   (250)
                ====== ======= ========== ======= ======== ========== =========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                             For the nine months ending   October 31, 2007
                                    September 30,         (Inception) to
                            ----------------------------   September 30,
                                2009           2008             2009
                            -------------  -------------  ----------------
OPERATING ACTIVITIES
 Net (loss)                 $     (5,225)  $       (525)  $       (12,650)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
   (Increase) in prepaid
     expenses                     (1,000)             -            (1,000)
   Increase (decrease)
    in accounts payable             (775)           525             1,250
                            -------------  -------------  ----------------
Net cash (used) by
 operating activities             (7,000)             -           (12,400)

FINANCING ACTIVITIES
 Contributed capital               7,000              -            12,400
                            -------------  -------------  ----------------
Net cash provided by
 financing activities              7,000              -            12,400
                            -------------  -------------  ----------------

NET CHANGE IN CASH                     -              -                 -
CASH - BEGINNING OF PERIOD             -              -                 -
                            -------------  -------------  ----------------
CASH - END OF PERIOD        $          -   $          -   $             -
                            =============  =============  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid             $          -   $          -   $             -
  Income taxes paid         $          -   $          -   $             -
  Non-cash transactions     $          -   $          -   $             -

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1.   General Organization and Business

Reshoot Production Company (the "Company") was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. Reshoot & Edit was incorporated August 23, 2006, and at the time of spin off was listed on the Over-the-Counter Bulletin Board.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company plans to develop and market medical devices.


NOTE 2.    Summary of Significant Accounting Practices

The Company had assets of $1,000 and liabilities of $(1,250) as of September 30, 2009. The relevant accounting policies are listed below.

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


NOTE 2.    Summary of Significant Accounting Practices (Continued)

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements
---------------------
June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------

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


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. As of September 30, 2009, the Company has realized a loss of $(12,650). In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.


NOTE 4 - Stockholders' Equity

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On August 17, 2009, the Company initiated a twelve-for-one (12:1) reverse stock split of its issued and outstanding common stock. This reverse stock split had no affect on the authorized number of common shares, nor did it affect the par value of the stock. The financial statements contained herein reflect the reverse stock split on a retroactive basis.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 4 - Stockholders' Equity (Continued)

Preferred Stock
---------------
No shares of the Company's preferred stock have been issued.

Common Stock
------------
On January 30, 2008, record shareholders of Reshoot & Edit common stock were entitled to receive a special stock dividend of Reshoot Production Company, a
Nevada corporation, a wholly owned subsidiary of Reshoot & Edit.   This spin
off allowed both companies to focus on their different business plans, with different management and not compete in accessing funding in capital markets.

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 7, 2008. The Registration Statement was declared effective on January 30, 2008.

On January 30, 2008, the record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot & Edit stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Subsequently, 766,667 (post-split) shares were issued to the shareholders of Reshoot Production Company.

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements

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

Results of Operations for the quarter ended September 30, 2009
--------------------------------------------------------------


During the nine month period ended September 30, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2009, the Company generated no revenues. During the three months ended September 30, 2009, the Company had expenses of $1,150 as compared to no expenses for the same period last year. During the nine months ended September 30, 2009, the Company had expenses of $5,225 as compared to expenses of $525 for the same
period last year.    These expenses represented audit fees to keep the
Company full reporting and transfer agent fees. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(12,650).

Revenues
--------

The Company has generated no revenues since its inception. As of September 30, 2009, the Company had an accumulated deficit of $(12,650) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Summary of any product research and development that we will perform for the term of our plan of operation.
------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 16, 2009, the Company has 766,667 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.


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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

On August 17, 2009, five major stockholders representing approximately 91% of the Company's outstanding and issued capital stock gave written consent to approve a twelve-for-one (12:1) reverse stock split for Reshoot Production Company's the common stock. The reverse stock split took effect on September 15, 2009. Upon the reverse stock split, the stock trading symbol for Reshoot Production on the OTC-BB changed from RSPD to RSPO.

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

                                          Reshoot Production Company
                                          --------------------------
                                                  Registrant


Date:  November 16, 2009          By:   /s/ Ed DeStefano
       -----------------          -------------------------------------------
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