Form 10-K
period 2009-12-31
Reshoot Production CO
filed 2010-02-12
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at February 12, 2010, computed by reference to the $0.24 Registration Statement per-share price (reverse split adjusted) on January 29, 2008 (date of effectiveness), was $48,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 12, 2010, the registrant's outstanding common stock consisted of 766,667 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


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

In this form 10-K references to "Reshoot Production Company", "the Company", "we", "us", and "our" refer to Reshoot Production Company.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Reshoot Production Company, 2749 Kingclaven, Henderson, NV 89044.

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


Our offices are currently located at 2749 Kingclaven, Henderson, NV  89044.

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

Through a competitive sourcing process, several production companies will provide detailed budgets and these figures will be used as a component in determining the amount of funding to produce a movie. The selected company will be contractually responsible for hiring key personnel (including the director, principal cast, and production personnel), determining production locations and shooting schedules, for the screenplay. The production company will only undertake these activities if the screenplay has been funded. Post-Production. During the post-production stage, the picture is edited, music and sound effects are synchronized with the motion picture, special effects are added, and the motion picture is brought to a completed form. Problems may arise in the editing, it may become apparent that additional photography is needed, or costs may be greater than anticipated.

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

Television Rights
-----------------

In the United States, broadcast rights are granted to networks such as NBC, ABC, CBS, or Fox for exhibition by all of the network's affiliates. Syndicated rights include rights granted to individual local television stations or groups of stations. Pay television rights include rights granted to cable, direct broadcast satellite, microwave and other services paid for by subscribers. The right to license a motion picture to the television markets may be granted to domestic or foreign theatrical distributors. Not all films are suitable for network television exhibition due to subject matter, editing requirements and other factors. With the increasing market role of pay television, the number of films licensed for and fees generated from network television have decreased significantly in the last few years. Pay television revenues, in many cases, have more than made up for this decline, with substantial license fees based either on a fixed fee or per-subscriber basis. There is no assurance that separate licenses will be negotiated for cable or free television, or if any such agreements will be obtained.

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


Research and Development Activities and Costs
---------------------------------------------

Reshoot Production Company did not incur any research and development costs for the years ended December 31, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.


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

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2009 we had no working capital, no assets, current liabilities of $1,250 and stockholders' equity of approximately $(1,250). In addition, we had a net loss of approximately $(27,150) for the period October 31, 2007 (inception) to December 31, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ended December 31, 2009 and 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

As of December 31, 2009, the Company had no working cash and equivalents. The Company needs at least one million dollars ($1,000,000) in order to produce its planned movie production.

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


Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2. Properties.

Our offices are currently located at 2749 Kingclaven, Henderson, NV 89044. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Since the Company's inception, our sole officer has provided office space to the Company at no charge. Our officer will not seek reimbursement for past office expenses.

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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Reshoot Production Company Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: RSPO. The stock was cleared for trading on the OTC-Bulletin Board on March 14, 2008.

Since the Company has been cleared for trading, through February 12, 2010, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

On August 17, 2009, the Company initiated a twelve-for-one (12:1) reverse stock split of its issued and outstanding common stock. This reverse stock split had no affect on the authorized number of common shares, nor did it affect the par value of the stock.

(b) Holders of Common Stock

As of February 12, 2010, there were approximately forty-one (41) holders of record of our Common Stock and 766,667 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

During the fiscal year ending December 31, 2009, there have been no sales of the Company's securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2009 or 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Reshoot Production Company is focused on becoming a movie production company, that purchases movie/television rights, finds financing, and subcontracts the production of the movie.

Results of Operations for the year ended December 31, 2009
----------------------------------------------------------

We earned no revenues since our inception on October 31, 2007 through December 31, 2009. We do not anticipate earning any significant revenues until such time as we can produce a motion picture. We are presently in the development stage of our business and we can provide no assurance that we will be successful in producing any motion picture.

For the period of inception through December 31, 2009 we generated no income. Since our inception on October 31, 2007, we experienced a net loss of $(27,150). For the year ending December 31, 2009 we lost $16,225 as compared to a loss of $5,525 for the same period last year. Most of our loss last year was attributed to legal fees of $10,000 and auditing fees of $5,500 to keep the Company full reporting. We anticipate our operating expenses will increase as we build our operations.

Revenues
--------

We generated no revenues for the period from October 31, 2007 (inception) through December 31, 2009. We do not anticipate generating any revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2009 reflects no assets and $1,250 in current liabilities.

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

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the contributed funds.

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

We are seeking to raise a $1,000,000 in a future offering of our common stock. In the event we are unable to raise $1,000,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we cannot assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.

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

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,
2009.   Share-lending arrangements that have been terminated as a
result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.


In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Reshoot Production Company
(A Development Stage Company)

We have audited the accompanying balance sheets of Reshoot Production Company (A Development Stage Company) as of December 31, 2009 and Restated December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and Restated December 31, 2008 and since inception on October 31, 2007 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot Production Company (A Development Stage Company) as of December 31, 2009 and Restated December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and Restated December 31, 2008 and since inception on October 31, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $16,225, an accumulated deficit of $27,150, working capital deficit of $1,250 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    February 12, 2010

             50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                Phone: (888)727-8251 Fax: (888)782-2351

                         Reshoot Production Company
                        (A Development Stage Company)
                               Balance Sheets

                                                               December 31,
                                                December 31,       2008
                                                    2009        (Restated)
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $          -   $         -
                                                -------------  ------------
  Total current assets                                     -             -
                                                -------------  ------------
TOTAL ASSETS                                    $          -   $         -
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      1,250   $     2,025
                                                -------------  ------------
  Total liabilities                                    1,250         2,025
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 766,667, 766,667
      issued and outstanding as of 12/31/09 and
      12/31/08, respectively                             767           767
    Additional paid-in capital                        25,133         8,133
    (Deficit) accumulated during development
      stage                                          (27,150)      (10,925)
                                                -------------  ------------
  Total stockholders' equity                          (1,250)       (2,025)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                          Statements of Operations

                                                                    From
                                      For the year ending       October 31,
                                          December 31,              2007
                                  ---------------------------- (Inception) to
                                                      2008      December 31,
                                       2009        (Restated)       2009
                                  -------------  -------------  -------------
REVENUE                           $          -   $          -   $          -
                                  -------------  -------------  -------------

EXPENSES
  Audit fees                             5,500          4,500         10,000
  General & administrative                   -            500          5,500
  Legal fees                            10,000              -         10,000
  Organizational costs                       -              -            400
  Transfer agent fees                      725            525          1,250
                                  -------------  -------------  -------------
Total expenses                          16,225          5,525         27,150
                                  -------------  -------------  -------------

Net (loss) before income taxes         (16,225)        (5,525)       (27,150)

Income tax expense                           -              -              -
                                  -------------  -------------  -------------

NET (LOSS)                        $    (16,225)  $     (5,525)  $    (27,150)
                                  =============  =============  =============

NET (LOSS) PER COMMON SHARE-
 BASIC AND FULLY DILUTED          $      (0.00)  $      (0.00)
                                  =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING-
 BASIC AND FULLY DILUTED               766,667        766,667
                                  ============   ============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                     Statements of Stockholders' Equity

                                                          Accumulated
                    Preferred        Common                (Deficit)  Total
                      Stock          Stock       Additional During    Stock-
                -------------- ------------------ Paid-in Development holders'
                Shares Amount    Shares   Amount  Capital    Stage    Equity
                ------ ------- ---------- ------- ------- ----------- ---------
October 2007
Contributed
Capital                                              400                   400

December 2007
Contributed
Capital                                            5,000                 5,000

Net (loss) for
the period
ended
12/31/07                                                      (5,400)   (5,400)
                ------ ------- ---------- ------- ------- ----------- ---------

Balance,
December 31,
2007                 - $     -          - $     - $5,400  $   (5,400) $      -

January 2008
Reshoot & Edit
Spinoff to
Reshoot
Production
Company                           766,667     767   (767)                    -

September 2008
Contributed
capital
(restated)                                         3,500                 3,500

Net (loss) for
the year
ended
12/31/08
(restated)                                                    (5,525)   (5,525)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2008 (restated)      - $     -    766,667 $   767 $ 8,133  $ (10,925) $ (2,025)

January 2009
Contributed
capital                                             1,500                1,500

February 2009
Contributed
capital                                             5,500                5,500

December 2009
Contributed
capital                                            10,000               10,000

Net (loss) for
the year
ended
12/31/09                                                     (16,225)  (16,225)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2009                 - $     -    766,667 $   767 $25,133  $ (27,150) $ (1,250)
                ====== ======= ========== ======= ======== ========== =========

  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                    From
                                      For the year ending       October 31,
                                          December 31,              2007
                                  ---------------------------- (Inception) to
                                                      2008      December 31,
                                       2009        (Restated)       2009
                                  -------------  -------------  -------------
OPERATING ACTIVITIES
 Net (loss)                       $    (16,225)  $     (5,525)  $    (27,150)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
   Increase (decrease)
    in accounts payable                   (775)         2,025          1,250
                                  -------------  -------------  -------------
Net cash (used) by
 operating activities                  (17,000)        (3,500)       (25,900)

FINANCING ACTIVITIES
 Contributed capital                    17,000          3,500         25,900
                                  -------------  -------------  -------------
Net cash provided by
 financing activities                   17,000          3,500         25,900
                                  -------------  -------------  -------------

NET CHANGE IN CASH                           -              -              -
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                        -              -              -
                                  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                   $          -   $          -   $          -
                                  =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                   $          -   $          -   $          -
  Income taxes paid               $          -   $          -   $          -
  Non-cash transactions           $          -   $          -   $          -

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1.   General Organization and Business

Reshoot Production Company (A Development Stage Company)(the "Company") was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. Reshoot & Edit was incorporated August 23, 2006, and at the time of spin off was listed on the Over-the-Counter Bulletin Board.


NOTE 2.    Summary of Significant Accounting Practices

The Company had no assets at December 31, 2009 and 2008 and liabilities of $1,250 and $2,025 as of December 31, 2009 and 2008, respectively. The relevant accounting policies are listed below.

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectibility is reasonably assured. The Company did not recognize any revenues for the years ending December 31, 2009 and 2008, nor did it recognize any revenues for the period from October 31, 2007 (inception) to December 31, 2009.

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements
---------------------
Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------
In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,
2009.   Share-lending arrangements that have been terminated as a
result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------
In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Recent Pronouncements (Continued)
---------------------------------
In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. As of December 31, 2009, the Company has realized a loss of $(27,150). In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.


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


NOTE 5.   Contributed Capital

During the fiscal year ending December 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

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


NOTE 7.   Provision for Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Due to the Company's net loss, there was no provision for income taxes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   -------
                   Total                               -%


NOTE 8.   Operating Leases and Other Commitments

The Company has no lease or other obligations.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9 - RESTATEMENT

The Company has restated its financial statements as of and for the year ended December 31, 2008 to reflect a correction to the amount of contributed capital received and expenses for audit and transfer agent fees. This restatement resulted in an additional contributed capital amount of $3,500, as well as expenses of $4,025 being recorded in 2008. The $4,025 in expenses comprised of $3,500 for audit fees and $525 for transfer agent fees. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                                     Year Ended
                                                  December 31, 2008
                                            Original    Restated     Change
                                           ----------  ----------  ----------
BALANCE SHEET
  Total Assets                             $       -   $       -   $       -
                                           ==========  ==========  ==========
  Total liabilities                        $   1,500   $   2,025   $    (525)
                                           ----------  ----------  ----------
  Total stockholders' equity                  (1,500)     (2,025)        525
                                           ----------  ----------  ----------
  Total Liabilities and Stockholders'
    Equity (Deficit)                       $       -   $       -   $       -
                                           ==========  ==========  ==========
STATEMENT OF OPERATIONS
  Revenue                                  $       -   $       -   $       -
                                           ----------  ----------  ----------
  Total expenses                               1,500       5,525      (4,025)
                                           ----------  ----------  ----------
  Net (loss)                               $  (1,500)  $  (5,525)  $   4,025
                                           ==========  ==========  ==========
STATEMENT OF CASH FLOWS
  Operating Activities                     $       -   $  (3,500)  $  (3,500)
  Financing Activities                             -       3,500       3,500
  Comprehensive Loss                               -           -           -
  Cash Ending                              $       -   $       -   $       -
                                           ==========  ==========  ==========


NOTE 10 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through February 12, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Ed DeStefano                 75    Chief Executive Officer, Chief
                                   Financial Officer, Secretary and Director
----------------------------------------------------------------------------

The business address of our officer/director is c/o Reshoot Production Company, 2749 Kingclaven, Henderson, NV 89044.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Ed DeStefano, Chief Executive Officer and Director
--------------------------------------------------

2007-Present  CEO/Director of Reshoot Production Company.
2006-2009     President, Director, Fairfax & Third Wireless, Los Angeles,
              California, a company selling retail wireless service
2001-2003     Corporate Secretary, Director, EZ Credit, Inc., a Nevada
              Corporation, a Company which helps individuals repair their personal credit information.
1999-2004     President, Director, Wireless Wizard, Las Vegas, Nevada,
              a "blank check company," where no operations have even taken place.
2000-2001     Corporate Secretary and Director for Business Translation
              Services, Inc., a Company which was designed to provide
              translation services to international businesses.  He
              voluntarily resigned as the Company's director and officer on October 30, 2001.
1999-2000     Loan Representative, First Mortgage Corporation, Diamond Bar,
              California, worked as an independent contractor as loan representative selling mortgage loans.

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


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Reshoot Production Company Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Reshoot Production Company shares, unless the transaction is approved by Reshoot Production Company's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Reshoot Production Company.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2009 for our President and sole director. We did not have any executive officer as of the fiscal year end of December 31, 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since October 31, 2007 (inception) of the company through December 31, 2009. Reshoot Production Company has no intention of paying any salaries at this time. We intend to pay salaries when cash flows permit.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
Ed DeStefano         CEO/Dir.  2009    -0-    -0-      -0-     -0-     -0-
                               2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-


We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2009.

Option Exercises for Fiscal 2009
--------------------------------

There were no options exercised by our named executive officer in the fiscal year 2009.


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

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending December 31, 2009 or 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on February 12, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

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


                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
-----------------------------------------------------------------------
Common      Ed DeStefano(2)                566,666              73.9%
            Sole Officer/Director
                                         ------------------------------
DIRECTORS AND OFFICERS
AS A GROUP (1 person)                      566,666              73.9%

(1)  Percent of Class is based on 766,667 shares issued and outstanding.

(2)  Ed DeStefano, 2749 Kingclaven, Henderson, NV  89044.


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

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, to perform an audit of the financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending December 31, 2009 and December 31, 2008. Aggregate fees billed to us for the years ended December 31, 2009 and 2008 for audit fees were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $5,500    $4,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor.


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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending December 31, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
3.1        Articles of Incorporation,            SB-2          3.1   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
10.1       Option Purchase Agreement             SB-2         10.1   01/07/2008
           dated Dec. 17, 2007 between
           Reshoot Production Company and
           Braverman Productions, Inc.
-------------------------------------------------------------------------------
23.1       Consent Letter from Seale      X
           and Beers, CPAs
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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

Date:  February 12, 2010
       -----------------

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


Date:  February 12, 2010
       -----------------