Form 10-Q
period 2010-03-31
Reshoot Production CO
filed 2010-05-03
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2010

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

As of April 29, 2010, the registrant's outstanding common stock consisted of 766,667 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           Reshoot Production Company
                             Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of March 31, 2010
     and December 31, 2009                                                3

   Condensed Statements of Operations for the three months ended
     March 31, 2010 and 2009                                              4

   Condensed Statements of Cash Flows for the three months ended
    March 31, 2010 and 2009                                               5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T.  Controls and Procedures                                        20

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A.  Risk Factors                                                   22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3 -- Defaults Upon Senior Securities                                22

Item 4 -- Submission of Matters to a Vote of Security Holders            22

Item 5 -- Other Information                                              22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                         Reshoot Production Company
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                                  March 31,
                                                    2010       December 31,
                                                 (Unaudited)       2009
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $          -   $         -
                                                -------------  ------------
  Total current assets                                     -             -
                                                -------------  ------------
TOTAL ASSETS                                    $          -   $         -
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $          -   $     1,250
                                                -------------  ------------
  Total liabilities                                        -         1,250
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 766,667, 766,667
      issued and outstanding as of 3/31/10 and
      12/31/09, respectively                             767           767
    Additional paid-in capital                        31,808        25,133
    (Deficit) accumulated during development
      stage                                          (32,575)      (27,150)
                                                -------------  ------------
  Total stockholders' equity                               -        (1,250)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Operations
                                (Unaudited)

                                           For the three
                            For the three  months ending  October 31, 2007
                            months ending    March 31,     (Inception) to
                              March 31,        2009           March 31,
                                2010        (Restated)          2010
                            -------------  -------------  ----------------
Revenue                     $          -   $          -   $             -
                            -------------  -------------  ----------------

Expenses:
  General & administrative         5,425          3,075            32,575
                            -------------  -------------  ----------------
     Total expenses                5,425          3,075            32,575
                            -------------  -------------  ----------------
Net (loss) before
 income taxes                     (5,425)        (3,075)          (32,575)

Income tax expense                     -              -                 -
                            -------------  -------------  ----------------

Net (loss)                  $     (5,425)  $     (3,075)  $       (32,575)
                            =============  =============  ================

Net (loss) per share        $      (0.00)  $      (0.00)
                            =============  =============

Weighted average number of
 common shares outstanding     9,200,000      9,200,000
                            =============  =============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                           For the three
                            For the three  months ending  October 31, 2007
                            months ending    March 31,     (Inception) to
                              March 31,        2009           March 31,
                                2010        (Restated)          2010
                            -------------  -------------  ----------------
OPERATING ACTIVITIES
Net (loss)                  $     (5,425)  $     (3,075)  $       (32,575)
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  (Increase) in prepaid
    expenses                           -         (3,000)                -
  (Decrease) in accounts
    payable                       (1,250)          (925)                -
                            -------------  -------------  ----------------
  Net cash (used) by
   operating activities           (6,675)        (7,000)          (32,575)
                            -------------  -------------  ----------------

FINANCING ACTIVITIES
  Contributed capital              6,675          7,000            32,575
                            -------------  -------------  ----------------
  Net cash provided by
   financing activities            6,675          7,000            32,575
                            -------------  -------------  ----------------

Net increase (decrease)
  in cash                              -              -                 -
Cash - beginning                       -              -                 -
                            -------------  -------------  ----------------
Cash - ending               $          -   $          -   $             -
                            =============  =============  ================

Supplemental disclosures:
  Interest paid             $          -   $          -   $             -
  Income taxes paid         $          -   $          -   $             -
  Non-cash transactions     $          -   $          -   $             -

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                              March 31, 2010


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(32,575) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Reshoot Production Company
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                              March 31, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 4 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------
The Company maintains its cash in financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage was temporary and remained in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

                        Reshoot Production Company
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                              March 31, 2010


NOTE 5 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended March 31, 2009 to reflect a correction to an expense of $575 for a transfer agent fee that was not previously recorded, resulting in an understatement of general & administrative expenses for the three month period of $575. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the three
                                          months ended
                                          March 31, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS

EXPENSES:
  General & Administrative                2,500    3,075     (575)
                                        -------- -------- --------
     Total expenses                       2,500    3,075     (575)
                                        -------- -------- --------
Net (loss) before
 income taxes                            (2,500)  (3,075)     575

Income tax expense                            -        -        -
                                        -------- -------- --------

Net (loss)                              $(2,500) $(3,075) $   575
                                        ======== ======== ========

                        Reshoot Production Company
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                              March 31, 2010


NOTE 5 - RESTATEMENT (Continued)

                                          For the three
                                          months ended
                                          March 31, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net (loss)                              $(2,500) $(3,075) $   575
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  (Increase) in prepaid
    expenses                             (3,000)  (3,000)       -
  (Decrease) in accounts
    payable                              (1,500)    (925)    (575)
                                        -------- -------- --------
  Net cash (used) by
   operating activities                  (7,000)  (7,000)       -
                                        -------- -------- --------

FINANCING ACTIVITIES
  Contributed capital                     7,000    7,000        -
                                        -------- -------- --------
  Net cash provided by
   financing activities                   7,000    7,000        -
                                        -------- -------- --------

Net increase (decrease)
  in cash                                     -        -        -
Cash - beginning                              -        -        -
                                        -------- -------- --------
Cash - ending                           $     -  $     -  $     -
                                        ======== ======== ========


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through April 26, 2010, the date which the financial statements were available to be issued.

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


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2009.

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


Reshoot Production Company Business Plan
----------------------------------------

Management of the Company has been attempting to identify a movie production opportunity and other opportunities and strategies for the Company. The Company seeks to acquire the motion picture rights, or an option on such rights, to a literary property. At this point, management has yet to identify any opportunities, and there are no assurances that anything will result from these discussions.


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


Distribution
------------

If the Company produces a motion picture, the management of Reshoot Production Company will employ its best efforts to sell film and all ancillary rights in
all available markets.   Theatrical distribution and marketing of motion
pictures involves licensing the right to exhibit motion pictures on a rental basis to theaters, the creation and dissemination of advertising and publicity, accounting, billing, credit and collection, the manufacture, inspection and dissemination of prints used in exhibition, and the maintenance, delivery, storage, inspection and repair of such prints.

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

Results of Operations for the quarter ended March 31, 2010
----------------------------------------------------------

During the three month period ended March 31, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2010, the Company generated no revenues. During the three months ended March 31, 2010, the Company had expenses of $5,425 as compared to expenses of $3,075 for the same period last year. These expenses represented audit fees to keep the Company full reporting and transfer agent fees. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(32,575).

Revenues
--------

The Company has generated no revenues since its inception. As of March 31, 2010, the Company had an accumulated deficit of $(32,575). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.


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

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has no current assets and no current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of April 29, 2010, the Company has 766,667 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended March 31, 2010.
No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with
U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives; and

3) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2), and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion in
Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
10.1       Option Purchase Agreement             SB-2         10.1   01/07/2008
           dated Dec. 17, 2007 between
           Reshoot Production Company and
           Braverman Productions, Inc.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Reshoot Production Company
                                          --------------------------
                                                  Registrant


Date:  April 29, 2010          By:   /s/ Ed DeStefano
       --------------          -------------------------------------------
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