Form 10-Q
period 2010-06-30
Reshoot Production CO
filed 2010-08-23
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   000-53049

                         RESHOOT PRODUCTION COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1665960
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 315 East New Market Road, Immokalee, FL  34142
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (239) 657-4421


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

As of August 20, 2010, the registrant's outstanding common stock consisted of 47,033,334 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           Reshoot Production Company
                             Index to Form 10-Q
                 For the Quarterly Period Ended June 30, 2010

Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of June 30, 2010
     and December 31, 2009 (Unaudited)                                    3

   Condensed Statements of Operations for the three months and
     six months ended June 30, 2010 and 2009 (Unaudited)                  4

   Statements of Stockholders' Equity (Unaudited)                         5

   Condensed Statements of Cash Flows for the six months
     ended June 30, 2010 and 2009 (Unaudited)                             6

   Notes to the Interim Condensed Financial Statements (Unaudited)        7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

Item 4T.  Controls and Procedures                                        21

Part II  Other Information

Item 1.  Legal Proceedings                                               24

Item 1A.  Risk Factors                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3 -- Defaults Upon Senior Securities                                24

Item 4 -- Submission of Matters to a Vote of Security Holders            24

Item 5 -- Other Information                                              24

Item 6.  Exhibits                                                        25

Signatures                                                               26


Part I.  Financial Information

Item 1.  Financial Statements

                         Reshoot Production Company
                        (A Development Stage Company)
                          Condensed Balance Sheets
                                 (Unaudited)

                                                  June 30,     December 31,
                                                    2010          2009
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $     17,387   $         -
                                                -------------  ------------
  Total current assets                                17,387             -
                                                -------------  ------------
TOTAL ASSETS                                    $     17,387   $         -
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      2,775   $     1,250
    Due to related party                              17,399             -
                                                -------------  ------------
  Total current liabilities                           20,174         1,250
                                                -------------  ------------
  Total liabilities                                   20,174         1,250
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 47,033,334, 1,533,334
      issued and outstanding as of 6/30/10 and
      12/31/09, respectively                          47,033         1,533
    Additional paid-in capital                        77,542        24,367
    (Deficit) accumulated during development
      stage                                         (127,362)      (27,150)
                                                -------------  ------------
  Total stockholders' equity                          (2,787)       (1,250)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     17,387   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Operations
                                (Unaudited)

                   For the three            For the six
                   months ending           months ending         October 31,
               ----------------------  ----------------------       2007
                                                    June 30,   (Inception) to
                June 30,    June 30,    June 30,      2009         June 30,
                  2010        2009        2010     (Restated)        2010
               ----------  ----------  ----------  ----------  --------------
REVENUE        $       -   $       -   $       -   $       -   $           -
               ----------  ----------  ----------  ----------  --------------

EXPENSES
General and
  administrative
  costs           94,787       1,000     100,212       4,075         127,362
               ----------  ----------  ----------  ----------  --------------
Total expenses    94,787       1,000     100,212       4,075         127,362
               ----------  ----------  ----------  ----------  --------------
Net (loss)
 before income
 taxes           (94,787)     (1,000)   (100,212)     (4,075)       (127,362)

Income tax
 expense               -           -           -           -               -
               ----------  ----------  ----------  ----------  --------------

Net (loss)     $ (94,787)  $  (1,000)  $(100,212)  $  (4,075)  $    (127,362)
               ==========  ==========  ==========  ==========  ==============

Basic (loss)
 per share     $   (0.00)  $   (0.00)  $   (0.01)  $   (0.00)
               ==========  ==========  ==========  ==========

Weighted average
 number of
 common shares
 outstanding   26,533,334   1,533,334  14,102,395   1,533,334
               ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
         For the period from October 31, 2007 (Inception) to June 30, 2010
                                 (Unaudited)

                                                          Accumulated
                    Preferred        Common                (Deficit)
                      Stock          Stock       Additional During
                -------------- ------------------ Paid-in Development
                Shares Amount    Shares   Amount  Capital    Stage    Total
              ------ ------- ---------- ------- ------- ----------- ---------
October 2007
Contributed
Capital                                            400                   400

December 2007
Contributed
Capital                                          5,000                 5,000

Net (loss) for
the period
ended
12/31/07                                                    (5,400)   (5,400)
              ------ ------- ---------- ------- ------- ----------- ---------

Balance,
December 31,
2007               - $     -          - $     - $5,400  $   (5,400) $      -

January 2008
Reshoot & Edit
Spinoff to
Reshoot
Production
Company                       1,533,334   1,533 (1,533)                    -

September 2008
Contributed
capital
(restated)                                       3,500                 3,500

Net (loss) for
the year
ended
12/31/08
(restated)                                                  (5,525)   (5,525)
              ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2008 (restated)    - $     -  1,533,334 $ 1,533 $ 7,367  $ (10,925) $ (2,025)

January 2009
Contributed
capital                                           1,500                1,500

February 2009
Contributed
capital                                           5,500                5,500

December 2009
Contributed
capital                                          10,000               10,000

Net (loss) for
the year
ended
12/31/09                                                   (16,225)  (16,225)
              ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2009               - $     -  1,533,334 $ 1,533 $24,367  $ (27,150) $ (1,250)

February 2010
Contributed
capital                                           6,675                6,675

May 2010
Shares issued
for cash                     44,500,000  44,500  45,500               90,000

May 2010
Shares issued
as incentive                  1,000,000   1,000   1,000                2,000

Net (loss) for
the period
ended
6/30/10                                                   (100,212) (100,212)
              ------ ------- ---------- ------- -------- ---------- ---------

Balance,
June 30, 2010      - $     - 47,033,334 $47,033 $77,542  $(127,362) $ (2,787)
              ====== ======= ========== ======= ======== ========== =========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                            For the six
                             For the six   months ending  October 31, 2007
                            months ending    June 30,     (Inception) to
                              June 30,         2009           June 30,
                                2010        (Restated)          2010
                            -------------  -------------  ----------------
OPERATING ACTIVITIES
Net (loss)                  $   (100,212)  $     (4,075)  $      (127,362)
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  Stock issued for services        2,000              -             2,000
  (Increase) in prepaid
    expenses                           -         (2,000)                -
  Increase(Decrease) in
    accounts payable               1,525           (925)            2,775
                            -------------  -------------  ----------------
  Net cash (used in)
   operating activities          (96,687)        (7,000)         (122,587)
                            -------------  -------------  ----------------

FINANCING ACTIVITIES
  Issuance of common stock        90,000              -            90,000
  Contributed capital              6,675          7,000            32,575
  Loan due to related party       17,399              -            17,399
                            -------------  -------------  ----------------
  Net cash provided by
   financing activities          114,074          7,000           139,974
                            -------------  -------------  ----------------

Net increase (decrease)
  in cash                         17,387              -            17,387
Cash - beginning                       -              -                 -
                            -------------  -------------  ----------------
Cash - ending               $     17,387   $          -   $        17,387
                            =============  =============  ================

Supplemental disclosures:
  Interest paid             $          -   $          -   $             -
  Income taxes paid         $          -   $          -   $             -
  Non-cash transactions     $      2,000   $          -   $         2,000

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers. Additionally, Reshoot Production Company plans to utilize greenhouse technology that manages weather related risks.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(127,362) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
Management has evaluated the recently issued accounting pronouncements through the date of this filing, and believes none will have a material impact on the Company's financial statements.


NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On August 17, 2009, the Company initiated a twelve-for-one (12:1) reverse stock split of its issued and outstanding common stock. This reverse stock split had no effect on the authorized number of common shares, nor did it affect the par value of the stock. The financial statements contained herein reflect the reverse stock split on a retroactive basis.

On May 17, 2010, the Company's board of directors approved a one-for-one (1:1) forward stock split. The payout date of this stock was on June 9, 2010, based upon FINRA's approval and announcement of the dividend on the Over-the-Counter Bulletin Board. The financial statements contained herein reflect the forward split on a retroactive basis.

Preferred Stock
---------------
No shares of the Company's preferred stock have been issued.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)


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

On January 30, 2008, the record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot & Edit stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Subsequently, 1,533,334 (post-split) shares were issued to the shareholders of Reshoot Production Company.

On May 12, 2010, the Company issued 44,500,000 (post-split) unregistered restricted shares of its Common Stock to three shareholders for cash of $90,000.

On May 12, 2010, the Company issued 1,000,000 unregistered restricted shares of its Common Stock to a shareholder as consideration for entering into a sales agreement.

As of June 30, 2010, the Company had 47,033,334 shares of its Common Stock issued and outstanding.

There have been no issuances of common or preferred stock.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)

NOTE 5 - CONCENTRATION OF CREDIT RISK

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

NOTE 6 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the six months ended June 30, 2009 to reflect a correction to an expense of $575 for a transfer agent fee that was not previously recorded, resulting in an understatement of general & administrative expenses for the six month period of $575. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the six
                                          months ended
                                          June 30, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS

EXPENSES:
  General & Administrative                3,500    4,075     (575)
                                        -------- -------- --------
     Total expenses                       3,500    4,075     (575)
                                        -------- -------- --------
Net (loss) before
 income taxes                            (3,500)  (4,075)     575

Income tax expense                            -        -        -
                                        -------- -------- --------

Net (loss)                              $(3,500) $(4,075) $   575
                                        ======== ======== ========

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)


NOTE 6 - RESTATEMENT (Continued)

                                          For the six
                                          months ended
                                          June 30, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net (loss)                              $(3,500) $(4,075) $   575
Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  (Increase) in prepaid
    expenses                             (2,000)  (2,000)       -
  (Decrease) in accounts
    payable                              (1,500)    (925)    (575)
                                        -------- -------- --------
  Net cash (used) by
   operating activities                  (7,000)  (7,000)       -
                                        -------- -------- --------

FINANCING ACTIVITIES
  Contributed capital                     7,000    7,000        -
                                        -------- -------- --------
  Net cash provided by
   financing activities                   7,000    7,000        -
                                        -------- -------- --------

Net increase (decrease)
  in cash                                     -        -        -
Cash - beginning                              -        -        -
                                        -------- -------- --------
Cash - ending                           $     -  $     -  $     -
                                        ======== ======== ========

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                               June 30, 2010
                                (Unaudited)


NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2010, an officer and director of the Company loaned the Company a total of $23,000 in order to provide working capital. As of June 30, 2010, a total of $5,601 was repaid, leaving an outstanding balance due of $17,399. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.


NOTE 8 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through the date which this quarterly report was filed.

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

Reshoot Production Company Business Plan
----------------------------------------

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers.

Additionally, Reshoot Productions plans to utilize greenhouse technology that manages weather related risks. Management believes that organic grown products are: 1) better for a person's health; 2) the products have improved taste and quality; and 3) are socially responsible.

Management will seek capital to finance protected environment farms (greenhouses) to grow certified organic produce that will be distributed by LFC Enterprises.

At this time, the Company owns no farms, the Company plans to contract with farms will grow produce with the goal of meeting USDA certified organic standards, with the goal of selling the produce for the same price as non-organic (conventional) comparables. A percentage of the produce grown may be transitional organic for several years while the soil is converted to meet USDA organic standards. Transitional organic produce is grown in a manner that meets USDA organic standards, on soil that is required to be farmed in an organic manner for at least three years prior to obtaining full organic certification.

The Organic Food Industry
-------------------------

According to the Organic Trade Association, organic food sales have grown at
an estimated 20% annual rate since 1990.   The Organic Trade Association
("OTA") is a membership-based business association that focuses on the organic business community in North America located in Greenfield, MA. A March 9, 2006 article published by "Reuters Food Summit" (an internet service of the Reuters Foundation), indicates that a key sign that organic foods are gaining mainstream acceptance is that Wal-Mart Stores, Inc., is now in the process of doubling its offering of organic foods in its stores.

According to OTA, the global market for organic food and drink reached $23 billion in 2002. Increasing demand in North America helped fuel the 10.1 percent increase, as North America overtook Europe as the largest market for organic food and drink. The OTA predicts continued growth for the global organic food industry, although at slower rates.

Industry Statistics and Projected Growth
----------------------------------------

Domestic sales of organic food and beverages have grown from $1 billion in 1990 to an estimated $20 billion in 2010, and are projected to reach nearly $23 billion in 2011. Organic food sales are anticipated to increase an average of 18 percent each year from 2007 to 2010. (Source: 2007 OTA Manufacturer Survey) This representing approximately 2.8 percent of overall food and beverage sales in 2006, this continues to be a fast growing sector, growing 20.9 percent in 2006. (Source: 2007 OTA Manufacturer Survey)

According to the National Restaurant Association's 2007 Restaurant Industry Forecast, chefs ranked organic food as third on a list of the top 20 items for 2007. Also, more than half of fine-dining operators who serve organic food anticipated these items would represent a larger portion of sales in 2010. In addition, casual-and family-dining operators expected organic items to represent a larger proportion of their sales in 2010. (Source: National Restaurant Association's 2007 Restaurant Industry Forecast).

The Organic and Natural Foods Consumer
--------------------------------------

Research released in 2008 by The Natural Marketing Institute ("NMI") reveals that consumers are increasingly incorporating organic into their lifestyles. Total household penetration across six product categories has risen from 57 percent in 2006 to 59 percent in 2007. The research also showed that the number of core users has increased from 16 percent in 2006 to 18 percent in 2007. (Source: http://www.nmisolutions.com/, 2008)

According to findings published by The Hartman Group in 2008, over two-thirds (69 percent) of U.S. adult consumers buy organic products at least occasionally. Furthermore, about 28 percent of organic consumers (about 19 percent of adults) are weekly organic users. Organic categories that continue to be of high interest to consumers are dairy, fruit and vegetables, prepared foods, meats, breads and juices, according to the report. (Source:
The Hartman Group, The Many Faces of Organic 2008, Summer 2008.)

Consumers choose to buy organic for a wide variety of reasons. Among the most commonly cited of these reasons are related to health and the environment. According to the "Hartman Report on Sustainability:
Understanding the Consumer Perspective," sustainability-minded customers:

o are twice as likely to think it is important that they buy environmentally friendly products

o are seven times as likely to perceive buying organically grown food whenever possible as important

o are twice as likely to think that purchases have an impact on society. (Source: Laurie Demeritt, "Consumer Understanding of Sustainability," in Organic Processing Magazine, May/June 2008.)

Primary reasons given for buying organic products by participants in The Hartman Group survey, Organic 2006: Consumer Attitudes & Behavior, Five Years Later & Into the Future:

o  To avoid products that rely on pesticides or other chemicals
o  To avoid products that rely on antibiotics or growth hormones
o  For nutritional needs
o  To support the environment
o  To avoid genetically modified products
o  Health reasons other than allergies
o  They taste better
o  To support sustainable agriculture.

(Source: The Hartman Group, Organic 2006: Consumer Attitudes & Behavior, Five Years Later & Into the Future.)

Research conducted by the Natural Marketing Institute ("NMI") found that the top three reasons prompting consumers to begin using organic products are:

o  These products are better for them and their families
o  They promote overall health, and
o  They enable consumers to avoid additives, pesticides, and toxins.

Additional NMI studies found that twenty-eight percent of "general population consumers" indicate that they would like to purchase organic foods at restaurants. This number jumps to 76 percent among consumers that are most dedicated to organic. (Source: Maryellen Molyneaux "Consumer Pathways and Barriers to Usage for Organic Products," in Organic Processing Magazine, Jan/Feb 2008.


Competition
-----------

As the Company develops its business plan to grow organic vegetables, it will face competition from many other businesses who sell similar products. The organic vegetable industry is intensely competitive with respect to price, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Reshoot Production Co. The organic consumer market for vegetables is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered.

There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

Recent Event
------------

In August, 2010, the Company launched its Students Produce Program, selling and donating over 20,000 apples at the Los Angeles City Hall Farmers Market in less than 4 hours, raising money to benefit homeless students in the LA area. Reshoot is a donor to School On Wheels, a provider of tutoring and materials to homeless students since 1993.

The Student Product program will offer supermarkets fresh fruits and vegetables and will donate 50% of the audited profits to organizations that meet the needs of homeless students.


Reshoot Production Company's Funding Requirements
-------------------------------------------------

We do not have sufficient capital to build greenhouses. Management anticipates the Company will require at least $2,000,000 to build the greenhouses it needs. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

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


Results of Operations for the three and six months ended June 30, 2010
----------------------------------------------------------------------

During the three and six month period ended June 30, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended June 30, 2010, the Company had expenses of $94,787, as compared to $1,000 for the same period last year. During the six month period ended June 30, 2010, the Company had expenses of $100,212, as compared to $4,075 for the same period last year. These expenses represented organizational, legal and audit fees. Since the Company's inception, on October 31, 2007, the Company experienced a net loss of $(127,362).

Revenues
--------

The Company has generated no revenues since its inception. As of June 30, 2010, the Company had an accumulated deficit of $(127,362). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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



Funding Requirements
--------------------

Reshoot Production Company does not have the required capital or funding to execute its business plan. Reshoot Production Company will require at least $2,000,000 to build the greenhouses its needs to produce organic cucumbers, tomatoes, and peppers. Management has been seeking funding, but has been unable to raise the necessary capital in this economic climate.

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

Going Concern
-------------

Our independent auditors included an explanatory paragraph in their audit report for the year ended December 31, 2009 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

If we are able to obtain funding, we anticipate the purchase of greenhouses, to grow organic cucumbers, tomatoes, and peppers.

Significant changes in the number of employees.
-----------------------------------------------

As of June 30, 2010, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has $17,387 in current assets and $20,174 in current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of August 20, 2010, the Company has 47,033,334 shares of common stock issued and outstanding.

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

Our officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2010.
No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) Inadequate segregation of duties consistent with control objectives;

3) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

4) Ineffective controls over period end financial disclosure and reporting processes.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2009. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2010, the Company issued 44,500,000 (post-split) unregistered restricted shares of its Common Stock to three shareholders for cash of $90,000.

On May 12, 2010, the Company issued 1,000,000 unregistered restricted shares of its Common Stock to a shareholder as consideration for entering into a sales agreement.

On May 17, 2010, the Company's board of directors approved a one-for-one (1:1) forward stock split. The payout date of this stock was on June 9, 2010, based upon FINRA's approval and announcement of the dividend on the Over-the-Counter Bulletin Board. The financial statements contained herein reflect the forward split on a retroactive basis.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/07/2008
           as currently in effect
-------------------------------------------------------------------------------
10.1       Option Purchase Agreement             SB-2         10.1   01/07/2008
           dated Dec. 17, 2007 between
           Reshoot Production Company and
           Braverman Productions, Inc.
-------------------------------------------------------------------------------
10.2       Sales Agreement by and among          8-K          10.2   05/14/2010
           Six L's Packing Company, Inc.,
           Custom -Pak, Inc. and Reshoot
           Production Company, dated
           May 12, 2010.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Reshoot Production Company
                                       --------------------------
                                               Registrant

Date:  August 20, 2010          By:   /s/ Marc Schechtman
       ---------------          -------------------------------------
                                          Marc Schechtman
                                          Title: Director of Planning