Form 10-Q
period 2010-09-30
Reshoot Production CO
filed 2010-11-22
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

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

As of November 22, 2010, the registrant's outstanding common stock consisted of 47,033,358 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           Reshoot Production Company
                             Index to Form 10-Q
                 For the Quarterly Period Ended September 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of September 30, 2010
     and December 31, 2009                                                3

   Condensed Statements of Operations for the three months and
     nine months ended September 30, 2010 and 2009                        4

   Condensed Statements of Cash Flows for the nine months
     ended September 30, 2010 and 2009                                    5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4T.  Controls and Procedures                                        18

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A.  Risk Factors                                                   22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3 -- Defaults Upon Senior Securities                                22

Item 4 -- Submission of Matters to a Vote of Security Holders            22

Item 5 -- Other Information                                              22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                         Reshoot Production Company
                        (A Development Stage Company)
                          Condensed Balance Sheets
                                 (Unaudited)

                                                September 30,  December 31,
                                                    2010          2009
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $      9,283   $         -
                                                -------------  ------------
  Total current assets                                 9,283             -
                                                -------------  ------------
TOTAL ASSETS                                    $      9,283   $         -
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      5,207   $     1,250
    Due to related party                              27,091             -
                                                -------------  ------------
  Total current liabilities                           32,298         1,250
                                                -------------  ------------
  Total liabilities                                   32,298         1,250
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 47,033,334, 1,533,334
      issued and outstanding as of 9/30/10 and
      12/31/09, respectively                          47,033         1,533
    Additional paid-in capital                        77,542        24,367
    (Deficit) accumulated during development
      stage                                         (147,590)      (27,150)
                                                -------------  ------------
  Total stockholders' equity                         (23,015)       (1,250)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      9,283   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Operations
                                (Unaudited)

                                           For the nine
                   For the three           months ending         October 31,
                   months ending       ----------------------       2007
               ----------------------               Sep. 30,   (Inception) to
                Sep. 30,    Sep. 30,    Sep. 30,      2009      September 30,
                  2010        2009        2010     (Restated)       2010
               ----------  ----------  ----------  ----------  --------------
REVENUE        $       -   $       -   $       -   $       -   $           -
               ----------  ----------  ----------  ----------  --------------

EXPENSES:
 Audit Fees            -       1,000       5,750       4,500          15,750
 Charitable
  donation         8,168           -       8,168           -           8,168
 General &
  administrative  12,127           -     104,139           -         119,638
 Organizational
  costs                -           -           -           -             400
 Transfer
  agent fees         275         150       2,725         725           3,975
               ----------  ----------  ----------  ----------  --------------
Total expenses    20,570       1,150     120,782       5,225         147,931
               ----------  ----------  ----------  ----------  --------------

Net (loss) from
 operations      (20,570)     (1,150)   (120,782)     (5,225)       (147,931)

OTHER INCOME:
 Interest earned     341           -         341           -             341
               ----------  ----------  ----------  ----------  --------------
Total other
 income              341           -         341           -             341

               ----------  ----------  ----------  ----------  --------------

NET (LOSS)     $ (20,229)  $  (1,150)  $(120,441)  $  (5,225)  $    (147,590)
               ==========  ==========  ==========  ==========  ==============

BASIC LOSS
 PER SHARE     $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING -
 BASIC AND FULLY
 DILUTED       47,033,334   1,533,334  25,200,001   1,533,334
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                             For the nine months ending
                                    September 30,         October 31, 2007
                            ----------------------------  (Inception) to
                                               2009        September 30,
                                2010        (Restated)          2010
                            -------------  -------------  ----------------
OPERATING ACTIVITIES
 Net (loss)                 $   (120,441)  $     (5,225)  $      (147,590)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
   Stock issued for services       2,000              -             2,000
   (Increase) in prepaid
     expenses                          -         (1,000)                -
   Increase (decrease)
    in accounts payable            3,957           (775)            5,207
                            -------------  -------------  ----------------
Net cash (used) by
 operating activities           (114,484)        (7,000)         (140,383)

FINANCING ACTIVITIES
 Issuance of common stock         90,000              -            90,000
 Contributed capital               6,676          7,000            32,575
 Loan due to related party        27,091              -            27,091
                            -------------  -------------  ----------------
Net cash provided by
 financing activities            123,767          7,000           149,666
                            -------------  -------------  ----------------

NET CHANGE IN CASH                 9,283              -             9,283
CASH - BEGINNING OF PERIOD             -              -                 -
                            -------------  -------------  ----------------
CASH - END OF PERIOD        $      9,283   $          -   $         9,283
                            =============  =============  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid             $          -   $          -   $             -
  Income taxes paid         $          -   $          -   $             -
  Non-cash transactions     $      2,000   $          -   $         2,000

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                            September 30, 2010
                                (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers. Additionally, Reshoot Production Company plans to utilize greenhouse technology that manages weather related risks.


NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $147,590 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                            September 30, 2010
                                (Unaudited)


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

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                            September 30, 2010
                                (Unaudited)


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

As of September 30, 2010, the Company had 47,033,334 shares of its Common Stock issued and outstanding.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                            September 30, 2010
                                (Unaudited)


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


NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2010, an officer and director of the Company loaned the Company a total of $37,000 in order to provide working capital. As of September 30, 2010, a total of $9,909 was repaid, leaving an outstanding balance due of $27,091. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.


NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations for the quarter ended September 30, 2010
--------------------------------------------------------------

During the nine month period ended September 30, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2010, the Company generated no revenues. During the nine months ended September 30, 2010, the Company had expenses of $120,782 as compared to expenses of $5,225 for the same period last year. The expenses increased over the previous year as the Company became more active in its operations. These expenses represented audit fees of $5,750, a charitable donation of $8,168 general and administrative expenses of $104,139 and transfer agent fees of $2,725. General and administrative expenses include travel expenses and paying consultant to identify farm properties where the Company can grow organic
vegetables.   Since the Company's inception, on October 31, 2007, the
Company experienced a net loss of $(147,590).


Revenues
--------

The Company has generated no revenues since its inception. As of September 30, 2010, the Company had an accumulated deficit of $(147,590). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2010, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has $9,283 in current assets and $30,141 in current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 22, 2010, the Company has 47,033,334 shares of common stock issued and outstanding.

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

During the nine month period ended September 30, 2010, an officer and director of the Company loaned the Company a total of $37,000 in order to provide working capital. As of September 30, 2010, a total of $9,909 was repaid, leaving an outstanding balance due of $27,091. These unsecured obligations are due on demand and are non-interest bearing.

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended September 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2009.

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

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter ending September 30, 2010, no unregistered sales of equity securities took place.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

Reshoot Production Company is in the process of spinning-off its wholly-owned subsidiary, JA Energy, which will result in the Reshoot Production Company shareholders, owning a direct interest in the subsidiary that is proportionate to their ownership in Reshoot Production Company.

The Reshoot Production directors decided it was in the best interest of Reshoot Production Company and JA Energy to spin-off this subsidiary to minimize any potential of conflict of interest, in utilizing the same resources and in accessing funding. Reshoot Production is focusing on the production and distribution of tomatoes, peppers, and cucumbers; whereas, JA Energy focuses on the production of ethanol utilizing using a patented varietal of the Jerusalem Artichoke. These are two distinct business objectives. JA Energy filed a Registration Statement with the U. S. Securities and Exchange Commission on Form S-1. The spin off will not take place until this Registration Statement is declared effective.

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

                                       Reshoot Production Company
                                       --------------------------
                                               Registrant

Date:  November 22, 2010          By:   /s/ Marc Schechtman
       -----------------          -----------------------------------
                                          Marc Schechtman
                                          Title: Director of Planning