Form 10-K
period 2010-12-31
Reshoot Production CO
filed 2011-04-08
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2010

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 5, 2011, computed by reference to the $0.99 per-share price quoted on the OTC-BB was $5,478,024.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 5, 2011, the registrant's outstanding common stock consisted of 47,033,358 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         17

ITEM 3.  LEGAL PROCEEDINGS                                                  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   26
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            26

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               29

ITEM 11. EXECUTIVE COMPENSATION                                             33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     36
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            38

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

o  inability to grow peppers, cucumbers and tomatoes;

o deterioration in general or regional economic, market, weather and political conditions;

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

In this form 10-K references to "Reshoot Production Company", "the Company", "we", "us", and "our" refer to Reshoot Production Company.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Reshoot Production Company, 315 East New Market Road, Immokalee, FL 34142.

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

Research and Development Activities and Costs
---------------------------------------------

Reshoot Production Company did not incur any research and development costs for the years ended December 31, 2010 and 2009, and has no plans to undertake any research and development activities during the next year of operations.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our officers on a voluntary basis, without compensation.

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

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2010 we had $3,245 in cash, current liabilities of $42,787 and stockholders' equity deficit of approximately $(39,542). In addition, we had a net loss of approximately $(164,117) for the period October 31, 2007 (inception) to December 31, 2010.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 31, 2007 (inception) to December 31, 2010. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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


4. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY AGAINST LARGER ORGANIC PRODUCE PRODUCERS WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS WILL BE JEOPARDIZED.

Reshoot Production faces intense competition from larger and more established competitors that may prevent the Company from ever becoming profitable under its current plan of operations. Management expects the competition to intensify in the future as the market for organically grown vegetable products develop and mature. Organic foods are grown on smaller farms. Pressures created by our competitors could negatively impact our business, results of operations and financial condition.

Many of Reshoot Production's potential retail competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, Reshoot Production competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors. Therefore, some of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development. Increased competition may result in reduced operating margins, loss of market share and diminished value in Reshoot Production brands. There can be no assurance that Reshoot Production will be able to compete successfully against current and future competitors.


5.  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement the aggressive business plan, management recognizes that additional staff will be required. No assurances can be given that Reshoot Production will be able to find suitable employees that can support its needs or that these employees can be hired on favorable terms. The current labor market is favorable for the Company, but we cannot predict our ability to hire and retain skilled labor as the economy improves, the labor market strengthens and competition increases labor costs.

6. THE COMPANY WILL, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

The future issuance of common stock may result in substantial dilution in the percentage of the Company's common stock held by our then existing
shareholders.   The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


7. IF THE SUPPLY THE COMPANY'S PRODUCTS FAIL TO MEET REQUIREMENTS FOR QUALITY, QUANTITY AND TIMELINESS, THE COMPANY'S REVENUES AND REPUTATION IN THE MARKETPLACE COULD BE HARMED.

Reshoot Production's reliance on growing organic vegetables involves certain risks, including the following:

o  lack of direct control over production capacity and delivery schedules;
   and,

o lack of direct control over adverse weather conditions, and production costs

Any interruption in Reshoot Production's ability to effect the distribution of its products could result in delays in shipment, lost sales, limited revenue growth and damage to the Company's reputation in the market, all of which would adversely affect Reshoot Production's business.


8.  RESHOOT PRODUCTION MAY BE LIABLE FOR THE PRODUCTS SOLD.

There is no guarantee that the level of insurance coverage Reshoot Production secures will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon us for product liability.

9.  ADVERSE WEATHER CAN EFFECT THE COMPANY'S PRODUCTION.

Severe weather conditions such as hurricanes, earthquakes or tornadoes, as well as other natural disasters, in areas in which the Company has green houses or distribution facilities may cause physical damage to the Company's properties, closure of one or more of the Company's distribution facilities, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to the Company's distribution centers and a reduction in the availability of products in the Company's stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain. Any of these factors may disrupt the Company's businesses and adversely affect the Company's financial condition and results of operations.

10. INABILITY TO SUCCESSFULLY MANAGE NATURAL CATASTROPHES SUCH AS INSECTS OR DISEASE WITH ORGANIC METHODS.

Natural catastrophes may include hail storms, floods, droughts, windstorms, earthquakes, fires, insect infestations, disease and other events, each of which tends to be unpredictable. Any event that tends to negatively affect the supply of organic vegetables, such as crop disease, could our prices and potentially harm the business. Such a shortage could require that we suspend operations which would have a material adverse effect on the financial returns on our produce investments.

11.  LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulations and Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Our stock has had a trading price of less than $5.00 per share and will likely be quoted at less than $5.00 per share after the anticipated forward split and is not traded on any listed exchanges. Therefore, the Company's stock is subject to the penny stock rules and investors may find it more difficult to purchase and/or sell their securities based on these limitations and regulations.

12. BECAUSE RESHOOT PRODUCTION HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO DO SO FOR AT LEAST THE NEXT YEAR, THE ONLY RETURN ON YOUR INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since beginning Reshoot Production's current business, the Company has not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to finance operations and expand the business, for at least the next twelve months. Therefore, any return on your investment would come only from an increase in the value of the Company's common stock.

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


Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2. Properties.

Our offices are currently located at 315 East New Market Road, Immokalee, FL 34142. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

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

Since the Company has been cleared for trading, through April 5, 2011, there have been limited trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                    High         Low
                                                    ----         ----
Fourth Quarter Ended December 31, 2010             $3.05         $0.30
Third Quarter Ended September 30, 2010             $3.00         $0.00
Second Quarter Ended June 30, 2010                 $   -         $   -
First Quarter Ended March 31, 2010                 $   -         $   -
                                                    High*        Low*
                                                    ----         ----

Fourth Quarter Ended December 31, 2009             $   -         $   -
Third Quarter Ended September 30, 2009             $   -         $   -
Second Quarter Ended June 30, 2009                 $   -         $   -
First Quarter Ended March 31, 2009                 $   -         $   -


On August 17, 2009, the Company initiated a twelve-for-one (12:1) reverse stock split of its issued and outstanding common stock. This reverse stock split had no affect on the authorized number of common shares, nor did it affect the par value of the stock.

On May 17, 2010, the Company's board of directors approved a one-for-one (1:1) forward stock split.. This forward stock split had no affect on the authorized number of common shares, nor did it affect the par value of the stock.

(b) Holders of Common Stock

As of April 5, 2011, there were approximately forty-five (45) holders of record of our Common Stock and 47,033,358 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

On May 12, 2010, the Company issued 44,500,000 (post-split) unregistered restricted shares of its Common Stock to three shareholders for cash of $90,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

On May 12, 2010, the Company issued 1,000,000 unregistered restricted shares of its Common Stock to a shareholder as consideration for entering into a sales agreement. This shareholder was provided access to all material information requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The shareholder acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. The shareholder understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.


(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2010 or 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Reshoot Production Company is focused on becoming a movie production company, that purchases movie/television rights, finds financing, and subcontracts the production of the movie.

Results of Operations for the year ended December 31, 2010
----------------------------------------------------------

We earned no revenues since our inception on October 31, 2007 through December 31, 2010. We do not anticipate earning any significant revenues until such time as we can produce peppers, cucumbers and tomatoes. We are presently in the development stage of our business and we can provide no assurance that we will be successful in producing vegetable products.

For the period of inception through December 31, 2010 we generated no income. Since our inception on October 31, 2007, we experienced a net loss of $(164,117). For the year ending December 31, 2010 we lost $136,967 as compared to a loss of $16,225 for the same period last year. Our loss last year was contributed to audit fees of $11,875, general & administrative expenses of 90,000 and officer compensation of 30,515. Additionally, the Company has accrued an expense of $4,577 for estimated payroll taxes.
We anticipate our operating expenses will increase as we build our operations.


Revenues
--------

We generated no revenues for the period from October 31, 2007 (inception) through December 31, 2010. We do not anticipate generating any revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2010 reflects total assets of $3,245 cash and $42,787 in current liabilities.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $2,000,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the contributed funds.

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

We are seeking to raise a $2,000,000 in a future offering of our common stock. In the event we are unable to raise $2,000,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


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


Significant changes in the number of employees
----------------------------------------------

As of December 31, 2010, we did not have any employees. We are dependent upon our officer(s) and director(s) for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------


To the Board of Directors and Stockholders of Reshoot Production Company
(A Development Stage Company)

We have audited the accompanying balance sheets of Reshoot Production Company (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on October 31, 2007 through December 31, 2010. Reshoot Production Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot Production Company (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on October 31, 2007 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established an ongoing source of revenues and has incurred losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    April 5, 2011

               50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888)727-8251 Fax: (888)782-2351

                         Reshoot Production Company
                        (A Development Stage Company)
                               Balance Sheets

                                                December 31,   December 31,
                                                    2010          2009
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $      3,245   $         -
                                                -------------  ------------
  Total current assets                                 3,245             -
                                                -------------  ------------
TOTAL ASSETS                                    $      3,245   $         -
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      3,363   $     1,250
    Accrued expense - estimated payroll taxes          4,577             -
    Due to related party                              34,847             -
                                                -------------  ------------
  Total current liabilities                           42,787         1,250
                                                -------------  ------------
  Total liabilities                                   42,787         1,250
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 47,033,358, 1,533,334
      issued and outstanding as of 12/31/10 and
      12/31/09, respectively                          47,033         1,533
    Additional paid-in capital                        77,542        24,367
    (Deficit) accumulated during development
      stage                                         (164,117)      (27,150)
                                                -------------  ------------
  Total stockholders' equity (deficit)               (39,542)       (1,250)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      3,245   $         -
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                          Statements of Operations

                                                                    From
                                                                 October 31,
                                      For the year ending           2007
                                          December 31,         (Inception) to
                                  ----------------------------  December 31,
                                       2010           2009          2010
                                  -------------  -------------  -------------
REVENUE                           $          -   $          -   $          -
                                  -------------  -------------  -------------

EXPENSES:
  Audit fees                            11,875          5,500         21,875
  Estimated payroll taxes                4,577              -          4,577
  General & administrative              90,000         10,000        105,500
  Officer compensation                  30,515              -         30,515
  Organizational costs                       -              -            400
  Transfer agent fees                        -            725          1,250
                                  -------------  -------------  -------------
Total expenses                         136,967         16,225        164,117
                                  -------------  -------------  -------------

Net (loss) from operations            (136,967)       (16,225)      (164,117)
                                  -------------  -------------  -------------

NET (LOSS)                        $   (136,967)  $    (16,225)  $   (164,117)
                                  =============  =============  =============

NET (LOSS) PER COMMON SHARE-
 BASIC AND FULLY DILUTED          $      (0.01)  $      (0.01)
                                  =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING-
 BASIC AND FULLY DILUTED            30,703,197      1,533,334
                                  ============   ============


  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                     Statements of Stockholders' Equity

                                                          Accumulated
                    Preferred        Common                (Deficit)  Total
                      Stock          Stock       Additional During    Stock-
                -------------- ------------------ Paid-in Development holders'
                Shares Amount    Shares   Amount  Capital    Stage    Equity
                ------ ------- ---------- ------- ------- ----------- ---------
October 2007
Contributed
Capital                                              400                   400

December 2007
Contributed
Capital                                            5,000                 5,000

Net (loss) for
the period
ended
12/31/07                                                      (5,400)   (5,400)
                ------ ------- ---------- ------- ------- ----------- ---------

Balance,
December 31,
2007                 - $     -          - $     - $5,400  $   (5,400) $      -

January 2008
Reshoot & Edit
Spinoff to
Reshoot
Production
Company at
$0.001 per
share                           1,533,334   1,533 (1,533)                    -

September 2008
Contributed
capital
(restated)                                         3,500                 3,500

Net (loss) for
the year
ended
12/31/08
(restated)                                                    (5,525)   (5,525)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2008 (restated)      - $     -  1,533,334 $ 1,533 $ 7,367  $ (10,925) $ (2,025)

January 2009
Contributed
capital                                             1,500                1,500

February 2009
Contributed
capital                                             5,500                5,500

December 2009
Contributed
capital                                            10,000               10,000

Net (loss) for
the year
ended
12/31/09                                                     (16,225)  (16,225)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2009                 -       -  1,533,334   1,533  24,367    (27,150)   (1,250)

February 2010
Contributed
capital (cash)                                      6,675                6,675

May 2010
Shares issued
for cash at
$0.002 per
Share                -       - 44,500,000  44,500  45,500               90,000

May 2010
Shares issued
for consulting
at $0.002 per
share                -       -  1,000,000   1,000   1,000                2,000

Net (loss) for
the year
ended
12/31/10                                                    (136,967) (136,967)
                ------ ------- ---------- ------- -------- ---------- ---------

Balance,
December 31,
2010                 - $     - 47,033,334 $47,033 $77,542  $(164,117) $(39,542)
                ====== ======= ========== ======= ======== ========== =========

  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                    From
                                                                 October 31,
                                      For the year ending           2007
                                          December 31,         (Inception) to
                                  ----------------------------  December 31,
                                       2010           2009          2010
                                  -------------  -------------  -------------
OPERATING ACTIVITIES
 Net (loss)                       $   (136,967)  $    (16,225)  $   (164,117)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
   Stock issued for services             2,000              -          2,000
   Increase (decrease) in:
       Accounts payable                  2,112           (775)         3,363
       Accrued expense                   4,577              -          4,577
                                  -------------  -------------  -------------
Net cash (used) in
 operating activities                 (128,278)       (17,000)      (154,177)

FINANCING ACTIVITIES
 Issuances of common stock              90,000              -         90,000
 Contributed capital                     6,676         17,000         32,575
 Loan from related party                72,287              -         72,287
 Repayment of loan-related party       (37,440)             -        (37,440)
                                  -------------  -------------  -------------
Net cash provided by
 financing activities                  131,523         17,000        157,422
                                  -------------  -------------  -------------

NET CHANGE IN CASH                       3,245              -          3,245
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                        -              -              -
                                  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                   $      3,245   $          -   $      3,245
                                  =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                   $          -   $          -   $          -
  Income taxes paid               $          -   $          -   $          -
  Non-cash transactions           $      2,000   $          -   $      2,000

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


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


NOTE 2.    Summary of Significant Accounting Practices

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

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectibility is reasonably assured. The Company did not recognize any revenues for the years ending December 31, 2010 and 2009, nor did it recognize any revenues for the period from October 31, 2007 (inception) to December 31, 2010.

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

Recent Pronouncements
---------------------
Management has evaluated the recently issued accounting pronouncements through the date of this filing, and believes none will have a material impact on the Company's financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


NOTE 3 - Going concern

These audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $164,117 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


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

On May 12, 2010, the Company issued 1,000,000 unregistered restricted shares of its Common Stock to a shareholder as consideration for entering into a sales agreement. As there has been limited trading of the Company's stock, the Company valued these securities based on a contemporaneous issuance of shares at the same price that were issued on the same date as the agreement, which was $0.002 per share (post-split).

As of December 31, 2010, the Company had 47,033,334 shares of its Common Stock issued and outstanding.

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


NOTE 5.   Related Party Transactions

During the year ended December 31, 2010, an officer and director of the Company loaned the Company a total of $72,287 in order to provide working capital. As of December 31, 2010, a total of $37,440 was repaid, leaving an outstanding balance due of $34,847. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying financial statements as Due to Related Party.

During the year ended December 31, 2010, an officer and director of the Company received officer compensation of $30,515. The Company has accrued estimated payroll taxes of $4,577 in relation to this officer compensation.


NOTE 6.   Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Due to the Company's net loss, there was no provision for income taxes.

The components of the Company's deferred tax asset are as follows:

                                                      December 31,
                                                   2010          2009
   Deferred tax assets:
   Net operating loss carryforwards               136,967        16,225

      Total deferred tax assets                    47,938         5,679
   Less: valuation allowance                      (47,938)       (5,679)
                                                  --------      --------
   Net deferred tax assets                        $     -       $     -
                                                  ========      ========

                        Reshoot Production Company
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 2010
                                (Audited)


The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $47,938 and $5,679, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                                     2010 & 2009
   Federal statutory tax rate                           (35%)
   Permanent difference and other                        35%
                                                         ---
                                                          0%
                                                         ===


NOTE 7.   Commitments and Contingencies

The Company is obligated to pay a commission of 12% of the gross revenue under a distribution agreement executed with Six L's Packing Company, Inc. on May 12, 2010. As of December 31, 2010, the Company has not generated any revenues. The terms of this agreement are valid for a three year period, or until May 12, 2013, with an option to renew for one year, unless either party gives the other at least 90 days notice prior to the end of the renewal term of the agreement. The Company plans not to renew this agreement.


NOTE 8.   Subsequent Events

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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



Name                         Age   Positions and Offices Held    Appointed
---------------              ---   --------------------------   ------------
Mike Broll                   63    Chairman & CEO               May 12, 2010
Ross Hatanaka                55    VP Operations & Director     May 12, 2010
Marc Schechtman              59    VP & Director of Planning    May 12, 2010
----------------------------------------------------------------------------

Set forth below is a brief description of the background and business experience of our management.

Biography of Mike Broll Chairman & CEO
--------------------------------------

June of 2009 to Present - Private consulting and independent Board member for two companies; Futuristic Foods 2005 - 2008 (sold to PE firms); LFC Enterprises 2007 to Present.

July of 2004 thru June 2009 - President and CEO of Galaxy Nutritional Foods. A publicly traded food company specializing in dairy cheese alternatives, organic cheese and other specialty foods. The Company was sold to the largest shareholder and a PE firm in March of 2009 and I stayed under contract until the transition was complete.

Biography of Ross Hatanaka  VP Operations & Director
----------------------------------------------------

Mr. Hatanaka worked on his family farm, Hatanaka Bros, Inc. as Farm Manager. In 1986, he was hired to plant an asparagus farm in Guaymas, Sonora, Mexico and in 1990, he was hired by Meyer Tomatoes to be their Field Supervisor. He left this position in 2007 as their Manager of Field Operations - Mexico. In 2008, he started as a Company Representative and Product Development - Mexico for Semillas Latinoamericanas, SA, based out of Santiago, Chile.

Education: Mr. Hatanaka attended Linden High School in Linden, California and attended University of Fresno State and majored in Agronomy

Biography of Marc Schechtman VP Planning & Director
---------------------------------------------------

April 2005 to present -- Business Developer Consultant, Custom Pak, Inc. Division of LFC Enterprises 315 East New Market, Immokalee, FL



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

Board of Directors
------------------

Our board of directors serve one-year terms without any compensation.


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

The following table sets forth summary compensation information for the fiscal year ended December 31, 2010 for our President and sole director.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------

Mike Broll           Chairman  2010    -0-    -0-      -0-     -0-     -0-
                     & CEO
Ross Hatanaka        VP & Dir. 2010    -0-    -0-      -0-     -0-     -0-

Marc Schechtman      VP & Dir. 2010    -0-    -0-      -0-  30,515* 30,515

Ed DeStefano         CEO/Dir.  2010    -0-    -0-      -0-     -0-     -0-
                               2009    -0-    -0-      -0-     -0-     -0-
                               2008    -0-    -0-      -0-     -0-     -0-

*  This represents compensation for travel, meals and entertainment.

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2010.

Option Exercises for Fiscal 2010
--------------------------------

There were no options exercised by our named executive officer in fiscal
2010.


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

Director Compensation
---------------------

A director of the Company received compensation for travel, meals and entertainment of $30,515 during the year ended December 31, 2010. We did not pay any other director compensation during fiscal years ending December 31, 2010 or 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 5, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

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

                                          AMOUNT AND
                                          NATURE OF
TITLE OF    NAME OF BENEFICIAL            BENEFICIAL         PERCENT OF
CLASS       OWNER AND POSITION            OWNERSHIP          CLASS(1)
-----------------------------------------------------------------------------
Common      Mike Broll (2)                2,500,000             5.3%
            Chairman & CEO

Common      Ross Hatanaka (3)             1,000,000             2.1%
            VP Oper & Director

Common      Marc Schetcman (4)           37,000,000            78.7%
            VP -Director of Planning
-----------------------------------------------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                     (3 persons)         47,033,358            86.1%

(1)  Percent of Class based on 23,516,667 shares of common stock issued and outstanding.
(2)  Mike Broll, 4370 La Jolla Village Drive, Suite 400 San Diego CA 92122.
(3)  Ross Hatanaka, 4370 La Jolla Village Drive, Suite 400 San Diego CA 92122
(4)  Marc Schechtman, 4370 La Jolla Village Drive, Suite 400 San Diego CA
     92122

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


Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2010, an officer and director of the Company loaned the Company a total of $72,287 in order to provide working capital. As of December 31, 2010, a total of $37,440 was repaid, leaving an outstanding balance due of $34,847. These unsecured obligations are due on demand and are non-interest bearing.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, to perform an audit of the financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending December 31, 2010 and December 31, 2009. Aggregate fees billed to us for the years ended December 31, 2010 and 2009 for audit fees were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2010      2009
                                                         -------------------
(1) Audit Fees(1)                                          $11,875   $5,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending December 31, 2010, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       26
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

Reshoot Production Company
--------------------------
        Registrant

By: /s/ Marc Schechtman
    ---------------------------
        Marc Schechtman
        Chief Executive Officer
        and Director

Date:  April 5, 2011
       -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Marc Schechtman


By: /s/ Marc Schechtman
    -----------------------------------
        Marc Schechtman
        Director of Planning, Secretary
        and Treasurer
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  April 5, 2011
       -------------