Form 10-Q
period 2011-03-31
Reshoot Production CO
filed 2011-05-23
CIK 1422768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2011

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

As of May 20, 2011, the registrant's outstanding common stock consisted of 47,033,358 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           Reshoot Production Company
                             Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of March 31, 2011
     and December 31, 2010                                                3

   Condensed Statements of Operations for the three months
     ended March 31, 2011                                                 4

   Condensed Statements of Cash Flows for the three months
     ended March 31, 2011 and 2010                                        5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T.  Controls and Procedures                                        20

Part II  Other Information

Item 1.  Legal Proceedings                                               24

Item 1A.  Risk Factors                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3 -- Defaults Upon Senior Securities                                24

Item 4 -- Submission of Matters to a Vote of Security Holders            24

Item 5 -- Other Information                                              24

Item 6.  Exhibits                                                        25

Signatures                                                               26


Part I.  Financial Information

Item 1.  Financial Statements

                         Reshoot Production Company
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                                  March 31,    December 31,
                                                    2011          2010
                                                 (Unaudited)    (Audited)
                                                -------------  ------------
                                  ASSETS
  Current assets:
    Cash and equivalents                        $        199   $     3,245
                                                -------------  ------------
  Total current assets                                   199         3,245
                                                -------------  ------------
TOTAL ASSETS                                    $        199   $     3,245
                                                =============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                            $      3,163   $     3,363
    Accrued expense - estimated payroll taxes          7,431         4,577
    Due to related party                              51,028        34,847
                                                -------------  ------------
  Total current liabilities                           61,622        42,787
                                                -------------  ------------
  Total liabilities                                   61,622        42,787
                                                -------------  ------------

  Stockholders' equity:
    Preferred stock; $0.001 par value;
      5,000,000 shares authorized, none
      issued or outstanding                                -             -
    Common stock, $0.001 par value; 70,000,000
      shares authorized; 47,033,358, 47,033,358
      issued and outstanding as of 3/31/11 and
      12/31/10, respectively                          47,033        47,033
    Additional paid-in capital                        77,542        77,542
    (Deficit) accumulated during development
      stage                                         (185,998)     (164,117)
                                                -------------  ------------
  Total stockholders' equity (deficit)               (61,423)      (39,542)
                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        199   $     3,245
                                                =============  ============

  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                    From
                                  For the three months ending    October 31,
                                            March 31,               2007
                                  ---------------------------- (Inception) to
                                                     2010         March 31,
                                       2011       (Restated)        2011
                                  -------------  -------------  -------------
REVENUE                           $          -   $          -   $          -
                                  -------------  -------------  -------------

EXPENSES:
  Audit fees                                 -          4,000         21,875
  Estimated payroll taxes                2,854              -          7,431
  General & administrative               1,406              -        106,906
  Officer compensation                  17,621              -         48,136
  Organizational costs                       -              -            400
  Transfer agent fees                        -              -          1,250
                                  -------------  -------------  -------------
Total expenses                          21,881          4,000        185,998
                                  -------------  -------------  -------------

Net (loss) from operations             (21,881)        (4,000)      (185,998)
                                  -------------  -------------  -------------

NET (LOSS)                        $    (21,881)  $     (4,000)  $   (185,998)
                                  =============  =============  =============

NET (LOSS) PER COMMON SHARE-
 BASIC AND FULLY DILUTED          $      (0.00)  $      (0.00)
                                  =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING-
 BASIC AND FULLY DILUTED            47,033,334      1,533,334
                                  ============   ============


  The accompanying notes are an integral part of these financial statements.

                         Reshoot Production Company
                        (A Development Stage Company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                    From
                                  For the three months ending    October 31,
                                            March 31,               2007
                                  ---------------------------- (Inception) to
                                                     2010         March 31,
                                       2011       (Restated)        2011
                                  -------------  -------------  -------------
OPERATING ACTIVITIES
 Net (loss)                       $    (21,881)  $     (4,000)  $   (185,998)
 Adjustments to reconcile
  net loss to net cash
  provided (used) by
  operating activities:
   Stock issued for services                 -              -          2,000
   Increase (decrease) in:
       Accounts payable                   (200)        (1,250)         3,163
       Accrued expense                   2,854              -          7,431
                                  -------------  -------------  -------------
Net cash (used) in
 operating activities                  (19,227)        (5,250)      (173,404)

FINANCING ACTIVITIES
 Issuances of common stock                   -              -         90,000
 Contributed capital                         -          6,675         32,575
 Loan from related party                17,850              -         90,137
 Repayment of loan-related party        (1,669)        (1,425)       (39,109)
                                  -------------  -------------  -------------
Net cash provided by
 financing activities                   16,181          5,250        173,603
                                  -------------  -------------  -------------

NET CHANGE IN CASH                      (3,046)             -            199
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                    3,245              -              -
                                  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                   $        199   $          -   $        199
                                  =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                   $          -   $          -   $          -
  Income taxes paid               $          -   $          -   $          -
  Non-cash transactions           $          -   $          -   $      2,000

  The accompanying notes are an integral part of these financial statements.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                              March 31, 2011
                                (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers. Additionally, Reshoot Production Company plans to utilize greenhouse technology that manages weather related risks.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $185,998 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                              March 31, 2011
                                (Unaudited)

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

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                              March 31, 2011
                                (Unaudited)

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

As of March 31, 2011, the Company had 47,033,334 shares of its Common Stock issued and outstanding.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the three month period ended March 31, 2011, an officer and director of the Company loaned the Company an additional $17,850, of which $1,669 was repaid during the quarter, leaving an outstanding balance due of $51,028. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.

                        Reshoot Production Company
                       (A Development Stage Company)
           Notes to the Interim Condensed Financial Statements
                              March 31, 2011
                                (Unaudited)

NOTE 7 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the three months ended March 31, 2010 to reflect a correction to an overstatement of general & administrative expenses for the three month period of $1,425. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the three
                                          months ended
                                          March 31, 2010
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS

EXPENSES:
  General & Administrative                5,425    4,000    1,425
                                        -------- -------- --------
     Total expenses                       5,425    4,000    1,425
                                        -------- -------- --------

Net (loss)                              $(5,425) $(4,000) $(1,425)
                                        ======== ======== ========

STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net (loss)                              $(5,425) $(4,000) $(1,425)
                                        -------- -------- --------
  Net cash (used) by
   operating activities                  (6,675)  (5,250)  (1,425)
                                        -------- -------- --------

FINANCING ACTIVITIES
  Repayment of loan-related party             -   (1,425)  (1,425)
                                        -------- -------- --------
  Net cash provided by
   financing activities                   6,675    5,250    1,425
                                        -------- -------- --------

NOTE 8 - SUBSEQUENT EVENTS

On April 22, 2011, the Board of Directors of Reshoot Production Company (the "Company") accepted the resignations of Mr. Mike Broll, Chairman & CEO and Mr. Ross Hatanaka, VP Operations & Director. Messrs. Broll and Hatanaka have been working for the Company on a part-time basis, and desire to pursue other interests. These former directors/officers do not have any disagreements with the Company on any matter relating to its operations, policies or practices.

Further, on April 22, 2011, the Board of Directors appointed Marc Schechtman, the Company's VP & Director of Planning to serve as the acting Chief Executive Officer. Mr. Schechtman will hold office as the acting Chief Executive Officer for the unexpired term of his predecessor and/or until his successor is elected and qualified.

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


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2010.

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

Results of Operations for the quarter ended March 31, 2011
----------------------------------------------------------

During the three month period ended March 31, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2011, the Company generated no revenues. During the three months ended March 31, 2011, the Company had expenses of $21,881 as compared to expenses of $4,000 for the same period last year. The expenses increased over the previous year as the Company became more active in its operations. These expenses represented estimated payroll taxes of $2,854, and general and administrative expenses of $19,027. General and administrative expenses include travel expenses and paying consultant to identify farm properties where the Company can grow
organic vegetables.   Since the Company's inception, on October 31, 2007,
the Company experienced a net lost $(185,998).


Revenues
--------

The Company has generated no revenues since its inception. As of March 31, 2011, the Company had an accumulated deficit of $(185,998). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has $199 in current assets and $61,622 in current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 20, 2011, the Company has 47,033,334 shares of common stock issued and outstanding.

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

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the three month period ended March 31, 2011, an officer and director of the Company loaned the Company an additional $17,850, of which $1,669 was repaid during the quarter, leaving an outstanding balance due of $51,028. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.

No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2011. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2010.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the discussion in
Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter ending March 31, 2011, no unregistered sales of equity securities took place.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On January 27, 2011 (Record Date) Reshoot Production Company spun-off its wholly-owned subsidiary, JA Energy, which resulted in Reshoot Production Company shareholders owning a direct interest in JA Energy that is proportionate to their ownership in Reshoot Production Company. The holders of Reshoot Production Company common stock received one-point-four (1:1.4) shares of JA Energy Class A Common Stock for every one (1) share of Reshoot Production Company common stock that they held on January 27, 2011.

The Reshoot Production directors decided it was in the best interest of Reshoot Production Company and JA Energy to spin-off this subsidiary to minimize any potential of conflict of interest, in utilizing the same resources and in accessing funding. Reshoot Production is focusing on the production and distribution of tomatoes, peppers, and cucumbers; whereas, JA Energy focuses on the production of ethanol utilizing using a patented varietal of the Jerusalem Artichoke. These are two distinct business objectives. JA Energy filed a Registration Statement with the U. S. Securities and Exchange Commission on Form S-1. The Registration Statement became effective on January 5, 2011.

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

                                       Reshoot Production Company
                                       --------------------------
                                               Registrant

Date:  May 20, 2011          By:  /s/ Marc Schechtman
       ------------          -----------------------------------------------
                                      Marc Schechtman
                                      Title: Interim Chief Executive Officer