Form 10-Q
period 2011-06-30
Reshoot Production CO
filed 2011-08-16
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-53049

RESHOOT PRODUCTION COMPANY

(Exact name of registrant as specified in its charter)

Nevada 26-1665960

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

4370 La Jolla Village Drive, Suite 400 San Diego CA 92122

(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (858) 752-0896

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

As of August 16, 2011, the registrant's outstanding common stock consisted of 47,033,358 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

Table of Contents

Reshoot Production Company

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2011

Part I. Financial Information

Item 1. Financial Statements

Reshoot Production Company

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$663	$3,245
Total current assets	663	3,245
TOTAL ASSETS	663	3,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,163	$3,363
Accrued expense - estimated payroll taxes	7,431	4,577
Due to related party	54,810	34,847
Total current liabilities	65,404	42,787
Total liabilities	65,404	42,787

Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000
shares authorized; 47,033,358, 47,033,358
issued and outstanding as of 6/30/11 and
12/31/10, respectively	47,033	47,033
Additional paid-in capital	82,542	77,542
(Deficit) accumulated during development stage	(194,316)	(164,117)
Total stockholders' equity (deficit)	(64,741)	(39,542)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$663	$3,245

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

							From
							October 31,
							2007
		For the three months ending			For the six months ending		(Inception)
		June 30,			June 30,		to
			2010			2010	June 30,
	2011		(Restated)	2011		(Restated)	2011
REVENUE	-		-	-		-	-

EXPENSES:
Audit fees	5,000		1,750	5,000		5,750	26,875
Estimated payroll taxes	-		-	2,854		-	7,431
General & administrative	1,687		90,000	3,093		90,000	108,594
Officer compensation	1,631		3,037	19,252		3,037	49,766
Organizational costs	-		-	-		-	400
Transfer agent fees	-		-	-		-	1,250
Total expenses	8,318		94,787	30,199		98,787	194,316

Net (loss) from operations	(8,318)		(94,787)	(30,199)		(98,787)	(194,316)

NET (LOSS)	(8,318)		(94,787)	(30,199)		(98,787)	(194,316)

NET (LOSS) PER COMMON
SHARE - BASIC AND
FULLY DILUTED	$(0.00)		$(0.00)	$(0.00)		$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC AND FULLY
DILUTED	47,033,334		26,533,334	47,033,334		14,102,395

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

				From
				October 31,
				2007
		For the six months ending		(Inception)
		June 30,		to
			2010	June 30,
	2011		(Restated)	2011
OPERATING ACTIVITIES
Net (loss)	(30,199)		(98,787)	(194,316)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock issued for services	-		2,000	2,000
Increase (decrease) in:
Accounts payable	(200)		1,525	3,163
Accrued expense	2,854		-	7,431
Net cash (used) in operating activities	(27,545)		(95,262)	(181,722)

FINANCING ACTIVITIES
Issuances of common stock	-		90,000	90,000
Contributed capital	5,000		6,675	37,575
Loan from related party	28,451		23,000	101,738
Repayment of loan-related party	(8,488)		(7,026)	(46,928)
Net cash provided by financing activities	24,963		112,649	182,385

NET CHANGE IN CASH	(2,582)		17,387	663
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,245		-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	663		17,387	663

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
Non-cash transactions	$-		$2,000	$2,000

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers. Additionally, Reshoot Production Company plans to utilize greenhouse technology that manages weather related risks.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $194,316 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

June 30, 2011

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Preferred Stock

No shares of the Company's preferred stock have been issued.

Common Stock

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

June 30, 2011

(Unaudited)

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

As of June 30, 2011, the Company had 47,033,334 shares of its Common Stock issued and outstanding.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the six month period ended June 30, 2011, an officer and director of the Company loaned the Company an additional $28,451, of which $8,488 was repaid during the period, leaving an outstanding balance due of $54,810. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.

On April 8, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

June 30, 2011

(Unaudited)

NOTE 7 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the six months ended June 30, 2010 to reflect a correction to an overstatement of general & administrative expenses for the six month period of $1,425. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

		For the six months ended
		June 30,
		2010
	Original	Restated	Change
STATEMENT OF OPERATIONS
Total expenses	100,212	98,787	1,425
Net (loss)	(100,212)	(98,787)	(1,425)

STATEMENT OF CASH FLOWS
Operating Activities:
Net (loss)	(100,212)	(98,787)	(1,425)

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and

Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2010.

Results of Operations

Overview of Current Operations

The Company was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation.

Reshoot Production Company Business Plan

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company’s business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers.

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

Results of Operations for the quarter ended June 30, 2011

During the six month period ended June 30, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended June 30, 2011, the Company generated no revenues. During the three months ended June 30, 2011, the Company had expenses of $8,318 as compared to expenses of $94,787 for the same period last year. The expenses decreased over the previous year as the Company curtailed building its infrastructure. These expenses represented audit fees of $5,000 versus $1,750 for the quarter ending June 30, last year. General and administrative expenses were $1,687 versus $90,000 for the same period last year and officer compensation was $1,631 versus $3,037 for the same period last year. For the three months ending June 30, 2011, the Company experienced a net loss of $(8,318) versus $(94,787) for the same period last year.

In its most recent six month operating period ended June 30, 2011, the Company generated no revenues. During the three months ended June 30, 2011, the Company had expenses of $30,199 as compared to expenses of $98,787 for the same period last year. These expenses represented audit fees of $5,000 versus $5,750 for the quarter ending June 30, last year. Payroll taxes of $2,854 versus no payroll taxes for the same period last year. General and administrative expenses were $3,093 versus $90,000 for the same period last year and officer compensation was $19,252 versus $3,037 for the same period last year. For the six months ending June 30, 2011, the Company experienced a net loss of $(30,199) versus $(98,787) for the same period last year. Since the Company's inception, on October 31, 2007, the Company experienced a net lost $(194,316).

Revenues

The Company has generated no revenues since its inception. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Going Concern

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

As of June 30, 2011, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company has $663 in current assets and $65,404 in current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of August 12, 2011, the Company has 47,033,358 shares of common stock issued and outstanding.

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

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the six month period ended June 30, 2011, an officer and director of the Company loaned the Company an additional $28,451, of which $8,488 was repaid during the period, leaving an outstanding balance due of $54,810. These unsecured obligations are due on demand and are non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party.

No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2011. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the discussion in Item 1, above, under "Liquidity and Capital Resources.”

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter ending June 30, 2011, no unregistered sales of equity securities took place.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of President and Principal Financial Officer, pusuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pusuant to Section 906 of the Sarbanes-Oxley Act	X

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reshoot Production Company

Registrant

Date: August 16, 2011

By: /s/ Marc Schechtman

Marc Schechtman

Title: Interim Chief Executive Officer