Form 10-Q/A
period 2011-06-30
Reshoot Production CO
filed 2011-08-16
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

EXPLANATORY NOTE

We are amending our Form 10-Q for the quarter ended June 30, 2011 as the Interactive Data files contained in our original filing were attached to the incorrect exhibit numbers. There were no other changes made to the Form 10-Q, including the financial statements.

Table of Contents

Reshoot Production Company

Index to Form 10-Q/A

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

Reshoot Production Company

Registrant

Date: August 16, 2011

By: /s/ Marc Schechtman

Marc Schechtman

Title: Interim Chief Executive Officer