Form 10-Q
period 2011-09-30
Reshoot Production CO
filed 2011-11-18
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Table of Contents

Reshoot Production Company

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2011

Part I. Financial Information

Item 1. Financial Statements

Reshoot Production Company

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$ 0	$ 3,245
Total current assets	0	3,245
TOTAL ASSETS	$ 0	$ 3,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,383	$3,363
Accrued expense - estimated payroll taxes	7,530	4,577
Due to related party	0	34,847
Total current liabilities	9,913	42,787
Total liabilities	9,913	42,787

Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000
shares authorized; 47,033,358, 47,033,358
issued and outstanding as of 9/30/11 and
12/31/10, respectively	47,033	47,033
Additional paid-in capital	142,352	77,542
(Deficit) accumulated during development stage	(199,298)	(164,117)
Total stockholders' equity (deficit)	(9,913)	(39,542)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 0	$ 3,245

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

		For the three months ending			For the nine months ending		October 31, 2007 (Inception)
		September 30,			September 30,		To
			2010			2010	Sept. 30,
	2011		(Restated)	2011		(Restated)	2011
REVENUE	-		-	-		-	-

EXPENSES:
Audit fees	3,500		3,063	8,500		8,813	30,375
Estimated payroll taxes	99		-	2,953		-	7,530
General & administrative	720		-	3,813		90,000	109,314
Officer compensation	663		16,444	19,915		19,481	50,429
Organizational costs	-		-	-		-	400
Transfer agent fees	-		-	-		-	1,250
Total expenses	4,982		19,507	35,181		118,294	199,298

Net (loss) from operations	(4,982)		(19,507)	(35,181)		(118,294)	(199,298)

NET (LOSS)	(4,982)		(19,507)	(35,181)		(118,294)	(199,298)

NET (LOSS) PER COMMON
SHARE - BASIC AND
FULLY DILUTED	$(0.00)		$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC AND FULLY
DILUTED	47,033,358		47,033,358	47,033,358		25,200,001

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

				From
				October 31,
				2007
		For the nine months ending		(Inception)
		September 30,		to
			2010	Sept. 30,
	2011		(Restated)	2011
OPERATING ACTIVITIES
Net (loss)	(35,181)		(118,294)	(199,298)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock issued for services	-		2,000	2,000
Increase (decrease) in:
Accounts payable	(980)		3,519	2,383
Accrued expense	2,954		-	7,530
Net cash (used) in operating activities	(33,207)		(112,775)	(187,385)

FINANCING ACTIVITIES
Issuances of common stock	-		90,000	90,000
Contributed capital	10,000		6,675	42,575
Loan from related party	28,451		40,500	101,738
Repayment of loan-related party	(8,489)		(15,117)	(46,928)
Net cash provided by financing activities	29,962		122,058	187,385

NET CHANGE IN CASH	(3,245)		9,283	-
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,245		-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	-		9,283	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
Non-cash transactions	$-		$2,000	$2,000

The accompanying notes are an integral part of these financial statements.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Reshoot Production Company works with experienced growers throughout the world that have a history of growing first quality fresh produce. The Company's business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers. Additionally, Reshoot Production Company plans to utilize greenhouse technology that manages weather related risks.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $199,298 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2011

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

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2011

(Unaudited)

On January 30, 2008, the record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot & Edit stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Subsequently, 1,533,358 (post-split) shares were issued to the shareholders of Reshoot Production Company.

On May 12, 2010, the Company issued 44,500,000 (post-split) unregistered restricted shares of its Common Stock to three shareholders for cash of $90,000.

On May 12, 2010, the Company issued 1,000,000 unregistered restricted shares of its Common Stock to a shareholder as consideration for entering into a sales agreement.

As of September 30, 2011, the Company had 47,033,358 shares of its Common Stock issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the nine month period ended September 30, 2011, an officer and director of the Company loaned the Company an additional $28,451, of which $8,488 was repaid during the period, leaving an outstanding balance due of $54,810. These unsecured obligations were due on demand and were non-interest bearing. On September 30, 2011, the Company’s officer and director decided it in the Company’s best interest to forgive the debt owed of $54,810. The forgiveness of debt was recorded as contributed capital on the financial statements, as the lender was a related party.

Reshoot Production Company

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2011

(Unaudited)

On April 8, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

On August 10, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

NOTE 7 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the nine months ended September 30, 2010 to reflect a correction to an overstatement of general & administrative expenses for the nine month period of $2,147. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

		For the nine months ended
		Sep. 30,
		2010
	Original	Restated	Change
STATEMENT OF OPERATIONS
Total expenses	120,441	118,294	2,147
Net (loss)	(120,441)	(118,294)	(2,147)

STATEMENT OF CASH FLOWS
Operating Activities:
Net (loss)	(120,441)	(118,294)	(2,147)

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

Results of Operations for the quarter ended September 30, 2011

During the nine month period ended September 30, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended September 30, 2011, the Company generated no revenues. During the three months ended September 30, 2011, the Company had expenses of $4,982 as compared to expenses of $19,507 for the same period last year. The expenses decreased over the previous year as the Company curtailed building its infrastructure. These expenses represented audit fees of $3,500 versus $3,063 for the quarter ending September 30, last year. General and administrative expenses were $720 versus $0 for the same period last year and officer compensation was $663 versus $16,444 for the same period last year. For the three months ending September 30, 2011, the Company experienced a net loss of $(4,982) versus $(19,507) for the same period last year.

In its most recent nine month operating period ended September 30, 2011, the Company generated no revenues. During the nine months ended September 30, 2011, the Company had expenses of $35,181 as compared to expenses of $118,294 for the same period last year. These expenses represented audit fees of $8,500 versus $8,813 for the nine months ending September 30, 2010. Payroll taxes of $2,953 versus no payroll taxes for the same period last year. General and administrative expenses were $3,813 versus $90,000 for the same period last year and officer compensation was $19,915 versus $19,481 for the same period last year. For the nine months ending September 30, 2011, the Company experienced a net loss of $(35,181) versus $(118,294) for the same period last year. Since the Company's inception, on October 31, 2007, the Company experienced a net loss of $(199,298).

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

As of September 30, 2011, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company has $0 in current assets and $9,913 in current liabilities. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 14, 2011, the Company has 47,033,358 shares of common stock issued and outstanding.

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

As of December 31, 2010, the Company owed an officer and director of the Company $34,847 for a loan to provide the Company with working capital. During the nine month period ended September 30, 2011, an officer and director of the Company loaned the Company an additional $28,451, of which $8,488 was repaid during the period, leaving an outstanding balance due of $54,810. These unsecured obligations were due on demand and were non-interest bearing. The obligations are included in the accompanying condensed interim unaudited financial statements as Due to Related Party. On September 30, 2011, the Company’s officer and director decided it in the Company’s best interest to forgive the debt owed of $54,810.

On April 8, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees, and on August 10, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter ending September 30, 2011, no unregistered sales of equity securities took place.

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

Date: November 14, 2011

By: /s/ Bill Sigler

Bill Sigler

Title: Interim Chief Executive Officer