Form 10-K
period 2011-12-31
Smack Sportswear
filed 2012-04-16
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53049

SMACK SPORTSWEAR

(Exact name of registrant as specified in its charter)

_________________

Nevada	26-1665960
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1765 Oak Street, Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

(310) 787-1222

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 12, 2012, computed by reference to the $0.36 per-share price quoted on the OTC-BB was $2,700,000.

As of April 16, 2012, there were 40,000,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

2

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "the Company", "we," "us," and "our" refer to SMACK Sportswear.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at SMACK Sportswear, 1765 Oak Street, Torrance, CA 90501, telephone: 310-787-1222.

PART I

ITEM 1. BUSINESS

History and Organization

SMACK Sportswear ("we", "us", "our", “the Company" or the "Registrant") was organized was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. The Company subsequently changed its corporate name from Reshoot Production Company to SMACK Sportswear on December 15, 2011. The Company is a developmental stage company.

On September 27, 2011, Bill Sigler took control over the management and ownership of SMACK Sportswear. At the same time he is managing Team Sports Superstore, Inc. a volleyball apparel retailer. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of SMACK Sportswear in exchange for his commitment to sell Team Sports Superstore, Inc. to SMACK Sportswear upon completion of audited financials, as required by the U. S. Securities & Exchange Commission. It is anticipated that it will take at least three months to complete the said audit, if they can be completed at all. Simultaneously, Mr. Bill Sigler on behalf of SMACK Sportswear entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to SMACK Sportswear in the form of a tax free exchange of stock, upon completion of the audit. This sale includes all the assets, liabilities, tradenames, and business operations of Team Sports Superstore, Inc.

Business of Issuer

Through September, 2011, SMACK Sportswear worked with experienced growers throughout the world that have a history of growing quality fresh produce. The Company’s business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers.

Additionally, the Company originally planned to utilize greenhouse technology that manages weather related risks. Management believed that organic grown products are: 1) better for a person's health; 2) the products have improved taste and quality; and 3) are socially responsible.

Management was unable to acquire the capital required to finance protected environment farms (greenhouses) to grow certified organic produce. Therefore, the management at that time, abandon this business segment and sold off its interest in the Company.

OVERVIEW

SMACK Sportswear plans to acquire Team Sports Superstore, Inc., once audited financials have been prepared by a PCOAB auditor. SMACK Sportswear will seek other acquisition opportunities referred by various sources, including its officer/director, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

SMACK Sportswear will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people.

SMACK Sportswear will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of SMACK Sportswear.

The period within which we may participate in a business on completion of this offering cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months.

It is possible that SMACK Sportswear may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.

The possible ramifications of transactions like those mentioned here could significantly effect investments. See "RISK FACTORS" in connection with these and other possible effects.

In connection with SMACK Sportswear’s acquisition of a business, for example, its present shareholder, officer/director may, as a negotiated element of the acquisition, sell all or a portion of the common stock he holds at a significant premium over his original investment in SMACK Sportswear. As a result of such sales, affiliates of the entity participating in the business reorganization with SMACK Sportswear would acquire a higher percentage of equity ownership in it.

The manner in which we participate in a business will depend on the nature of the business, our needs and desires and those of the other parties involved in the negotiations , the management of the business, and the relative negotiating strengths of SMACK Sportswear and the other management team.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the exact terms of these agreements cannot be predicted, generally they will:

•         require specific representations and warranties by all of the parties involved,

•         specify certain events of default,

•         detail the terms of closing and the conditions which must be satisfied by each of the parties prior to it ,

•         outline the manner of bearing costs if the transaction is not closed,

•         set forth remedies on default, and

•         include miscellaneous other terms.

Evaluation Criteria

Despite his non-experience as a professional business analyst, SMACK Sportswear's officer/director, Bill Sigler, will carefully examine businesses for acquisition.

Management anticipates the selection of an acquired business will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the company's search for the acquisition of a business requires maximum flexibility since the company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, product or services investigated. The management of the company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Besides determining its fair market value, management will consider the following:

o the acquired business' net worth;

o the acquired business' total assets;

o the acquired business' cash flow;

o costs associated with effecting the business combination;

o equity interest and possible management participation in the acquired business;

o earnings and financial condition of the acquired business;

o growth potential of the acquired business and the industry in which it operates;

o experience and skill of management and availability of additional personnel;

o capital requirements of the acquired business;

o competitive position of the acquired business;

o stage development of the product, process or service of the acquired business;

o degree of current or potential market acceptance of the product, process or service of the acquired business; and

o regulatory environment of the industry in which the acquired business operates.

These criteria are not intended to be exhaustive. As Mr. Sigler searches through the candidates for acquisition, other factors he considers relevant may apply.

Although we believe that locating and investigating specific business proposals will take several months, the exact duration of the process is difficult to predict. The time and costs required to select and evaluate an acquired business candidate, including conducting a due diligence review, and to structure and consummate the business combination, including negotiating relevant agreements and preparing requisite documents for filing in keeping with applicable securities laws and state corporate laws, cannot presently be stated with certainty.

Leverage

SMACK Sportswear may be able to participate in a business involving the use of leverage. Leveraging a transaction involves the acquisition of a business through incurring indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired.

One method by which leverage may be used is to locate an operating business available for sale and arrange for the financing necessary to purchase it. Acquisition of a business in this fashion would enable us to participate in a larger venture than our limited funds would otherwise permit, or use less of our funds to acquire a business and thus commit our remaining funds to the operations of the business acquired.

The likelihood that we could obtain a conventional bank loan for a leveraged transaction would depend largely on the business being acquired and its perceived ability to generate sufficient revenues to repay the debt. Generally, businesses suitable for leveraging are limited to those with income-producing assets that are either in operation or can be placed in operation relatively quickly. We cannot predict whether it will be able to locate any such business. As a general matter it may be expected that SMACK Sportswear will have few, if any, opportunities to examine businesses where leveraging would be appropriate, or to acquire financing with acceptable terms.

Tax Considerations

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. SMACK Sportswear will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to itself, the acquired business, and our respective stockholders. The IRS or other appropriate state tax authorities may, however, attempt to re-characterize the tax treatment of a particular business combination.

Form and Structure of Acquisition

Of the various methods and forms by which we may structure a transaction to acquire another business, management is likely to use, without limitation, one of the following forms:

•         a leveraged buyout transaction in which most of the purchase price is provided by borrowings from one or more lenders or from the sellers in the form of a deferred purchase price;

•         a merger or consolidation of the acquired corporation into or with the company;

•         a merger or consolidation of the acquired business corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a
"reverse subsidiary merger");

•         an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us;

•         an acquisition of the assets of a business by us or a subsidiary organized for such a purpose;

•         a merger or consolidation of the company with or into the acquired business or such a subsidiary; or

•         a combination of any of the above.

The actual form and structure for a business combination may also be dependent upon numerous other factors pertaining to the acquired business and its stockholders, as well as potential tax accounting treatments afforded the business combination.

As part of an acquisition, we may choose to issue additional securities that could add numerous complications depending on whether or not these would need to be registered. Dilution, change of management, additional costs, time delays or depressed prices for our stock could result, discussions of which are included in the Risk Factors section of this prospectus.

We are endeavoring, by the way, to conduct our operations so as not to require registration under the Investment Company Act of 1940.

Daily Operations

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees during the phase devoted to seeking and evaluating business opportunities. The need for employees and their availability will be addressed along with the decisions specific to acquiring or participating in a specific business opportunity. We have allocated a portion of the offering proceeds for general overhead. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

Until an active business is commenced or acquired, we will have only one employee, our sole officer for day-to-day operations. We are unable to make any estimate as to the future number of employees, which may be necessary. If an existing business is acquired it is possible that we would hire its existing staff.

Competition

SMACK Sportswear will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We face as well numerous other smaller companies at the same stage of development as we are. (See "Competition," in Risk Factors.)

Offices

SMACK Sportswear uses office space at 1765 Oak Street, Torrance, CA 90501, provided by Mr. Bill Sigler, our officer/director and principal shareholder, at no cost. He plans to continue to fund Company related expenses at his own expense with no cost to the Company and does not expect any reimbursement of these expenses.

INTELLECTUAL PROPERTY

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The Company plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

From time to time, SMACK Sportswear may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting SMACK Sportswear’s intellectual property rights could be costly and time consuming.

Employees

The Company currently has one employee who is also the officer/director of the Company. The Company plans to utilize additional independent contractor on a part-time/as needed basis.

PROPERTIES

The Company's corporate headquarters are located at: 1765 Oak Street, Torrance, CA 90501. SMACK Sportswear does not own any real property.

RISK FACTORS

SMACK SPORTSWEAR HAS A LIMITED OPERATING HISTORY.

The Company has a limited operating history and is considered a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

IF SMACK SPORTSWEAR BUSINESS PLAN IS NOT SUCCESSFUL, SMACK SPORTSWEAR MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

As discussed in the Notes to the Financial Statements included in this Form 10-K, at the end of SMACK Sportswear’s fiscal year as at December 31, 2011, the Company had negative cash flow in operating activities of $(35,752) and as of December 31, 2011, the Company’s current liabilities exceeded its current assets by $12,078. The Company had a net operating loss of $(204,008) from its inception to December 31, 2011.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and the Company 's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to December 31, 2011.

The Company's ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. The Company's business plan may not be successful in addressing these issues. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT SMACK SPORTSWEAR WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

The Company has prepared audited financial statements for the year end for December 31, 2011. The Company’s ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.

OUR LARGEST SHAREHOLDER HAS THE ABILITY TO CONTROL THE COMPANY WITHOUT THE OTHER SHAREHOLDERS’ APPROVAL.

Bill Sigler is the largest stockholder and beneficially owns and has the right to vote approximately 72.5% of SMACK Sportswear’s outstanding common stock. As a result, he has the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a) election of a board of directors;

b) removal of any director;

c) amendment of Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of this ownership, he has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Bill Sigler could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

We are in a highly competitive market for a small number of business opportunities, there is a risk that we would be an insignificant participant among other companies with larger financial resources.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies

There is a risk, we will not be able to identify any suitable business combinations.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The requirement of audited financial statements may disqualify potential business opportunities.

Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

There may be tax consequences to our activities which may adversely effect the company or your investment.

In the course of any acquisition or merger we may undertake, a substantial amount of attention will be focused upon federal and state tax consequences both to us and the acquisition candidate. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties to the reorganization. While we expect to undertake any merger or acquisition so as to minimize federal and state tax consequences both to us and the acquisition candidate, such business combination might not meet the statutory requirements of a reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have a substantial adverse effect on us.

SMACK SPORTWARE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

SMACK Sportswear’s Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by our then existing shareholders. Management may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

SMACK SPORTSWEAR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF COMMON STOCK.

SMACK Sportswear’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that the Company does issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

LOW-PRICED STOCKS MAY AFFECT THE RESALE OF SMACK SPORTSWEAR’S SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE SMACK SPORTSWEAR HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO DO SO, THE ONLY RETURN ON INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since its inception, The Company has not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on investment would come only from an increase in the value of our common stock. And, there are no assurances that the common will increase in value.

IN THE FUTURE, SMACK SPORTSWEAR WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

SMACK Sportswear is a fully reporting company with the SEC, it will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Management expects to incur approximately $25,000 of incremental operating expenses in 2012.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company 's corporate headquarters are located at: 1765 Oak Street, Torrance, CA 90501. SMACK Sportswear does not own any real property.

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

No matters were submitted to the shareholders for the period ending December 31, 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

SMACK Sportswear Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: RSPO . RSPO was cleared for quotation on October 12, 2010.

Historic Stock Price:

FISCAL 2011 HIGH LOW

Quarter ended December 31, 2011 0.99 0.51

Quarter Ended September 30, 2011 0.99 0.99

Quarter Ended June 30, 2011 2.95 0.99

Quarter Ended March 31, 2011 2.95 1.20

FISCAL 2010 HIGH LOW

Quarter ended December 31, 2010 3.05 0.30

Quarter Ended September 30, 2010 0.00 0.00

There have been a limited trades of the Company's stock during the fiscal year ending December 31, 2011. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of December 31, 2011, there were approximately 45 holders of record of our Common Stock and 40,000,000 shares outstanding.

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

The Company did not issue any shares for the year ended December 31, 2011.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2011 or December 31, 2010.

(g) Cancellation of Shares

On September 27, 2011, the Company cancelled 7,033,334 shares of its Common Stock. Following the cancellation of these shares, the Company has 40,000,000 common shares issued and outstanding.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

SMACK Sportswear was organized was organized October 31, 2007 (Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. The Company subsequently changed its corporate name from Reshoot Production Company to SMACK Sportswear on December 15, 2011. The Company is a developmental stage company.

On September 27, 2011, Bill Sigler took control over the management and ownership of SMACK Sportswear. At the same time he is managing Team Sports Superstore, Inc. a volleyball apparel retailer. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of SMACK Sportswear in exchange for his commitment to sell Team Sports Superstore, Inc. to SMACK Sportswear upon completion of audited financials, as required by the U. S. Securities & Exchange Commission. It is anticipated that it will take at least three months to complete the said audit, if they can be completed at all. Simultaneously, Mr. Bill Sigler on behalf of SMACK Sportswear entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to SMACK Sportswear in the form of a tax free exchange of stock, upon completion of the audit. This sale includes all the assets, liabilities, tradenames, and business operations of Team Sports Superstore, Inc.

RESULTS OF OPERATIONS

For the for the fiscal year ending December 31, 2011, the Company recognized no revenues.

The Company incurred a net loss from operations of $(39,891) for the for the fiscal year ending December 31, 2011 as compared to a net loss from operations of $(136,967) for the same period last year. Expenses for the year ended December 31, 2011 included audit fees of $11,125; estimated payroll taxes of $2,953; general and administrative expenses of $5,899 and officer compensation expenses of $19,914. This resulted in a net operating loss of $(39,891) and net loss per common share basic and diluted of $(0.00) for the period ending December 31, 2011.

This compares to expenses for the year ended December 31, 2010 of audit fees of $11,875; estimated payroll taxes of $4,577; general and administrative expenses of $90,000 and officer compensation expenses of $30,515. This resulted in a net operating loss of $(136,967) and net loss per common share basic and diluted of $(0.00) for the period ending December 31, 2010.

The big difference between the two calendar years with a reduction of general and administrative expenses which dropped from $90,000 (last year) to $5,899 (this year). The drop in general and administrative expenses was primarily due from abandoning the business focus towards growing organic vegetables.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2011, we had one employee, who is also our sole officer/director. We are dependent upon our officer/director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, SMACK Sportswear had $0 in cash and cash equivalents and no assets. At the same date, SMACK Sportswear had total current liabilities of $12,078, this includes: accounts payable of $4,548 and accrued expense of estimated payroll taxes of $7,530.

For periods subsequent to December 31, 2011, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, SMACK Sportswear anticipates generating losses and therefore may be unable to continue operations in the future. SMACK Sportware anticipates it will require additional capital in order to grow its business and its budget for 2012 SMACK Sportware may use a combination of equity and/ or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

We have audited the accompanying balance sheets of SMACK Sportswear (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended and since inception on October 31, 2007 through December 31, 2011. SMACK Sportswear’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMACK Sportswear (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended and since inception on October 31, 2007 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues since inception, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 12, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$0	$3,245
Total current assets	0	3,245
TOTAL ASSETS	$0	$3,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,548	$3,363
Accrued expense - estimated payroll taxes	7,530	4,577
Due to related party	0	34,847
Total current liabilities	12,078	42,787
Total liabilities	12,078	42,787

Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000
shares authorized; 40,000,000 , 47,033,358
issued and outstanding as of 12/31/11 and
12/31/10, respectively	40,000	47,033
Additional paid-in capital	151,930	77,542
(Deficit) accumulated during development stage	(204,008)	(164,117)
Total stockholders' equity (deficit)	(12,078)	(39,542)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$0	$3,245

The accompanying notes are an integral part of these financial statements.

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Statements of Operations

				From
				October 31,
				2007
		For the years ending		(Inception)
		December 31,		To
				Dec. 31,
	2011		2010	2011
REVENUE	-		-	-

EXPENSES:
Audit fees	11,125		11,875	33,000
Estimated payroll taxes	2,953		4,577	7,530
General & administrative	5,899		90,000	111,399
Officer compensation	19,914		30,515	50,429
Organizational costs	-		-	400
Transfer agent fees	-		-	1,250
Total expenses	39,891		136,967	204,008

Net (loss) from operations	(39,891)		(136,967)	(204,008)

NET (LOSS)	(39,891)		(136,967)	(204,008)

NET (LOSS) PER COMMON
SHARE - BASIC AND
FULLY DILUTED	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC AND FULLY
DILUTED	45,183,471		30,703,197

The accompanying notes are an integral part of these financial statements.

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Statement of Stockholders’ Deficit

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, October 31, 2007	-	-	-	-	-	-	-

October 2007, Contributed capital	-	-	-	-	400	-	400

December 2007, Contributed capital	-	-	-	-	5,000	-	5,000

Net (loss)	-	-	-	-	-	(5,400)	(5,400)

Balance, December 31, 2007	-	-	-	-	5,400	(5,400)	-

January 2008, Reshoot & Edit Spinoff to Reshoot Production Company at $0.001 per share	-	-	1,533,334	1,533	(1,533)	-	-

September 2008, Contributed capital	-	-	-	-	3,500	-	3,500

Net (loss)	-	-	-	-	-	(5,525)	(5,525)

Balance, December 31, 2008	-	-	1,533,334	1,533	7,367	(10,925)	(2,025)

January 2009, Contributed capital	-	-	-	-	1,500	-	1,500

February 2009, Contributed capital	-	-	-	-	5,500	-	5,500

December 2009, Contributed capital	-	-	-	-	10,000	-	10,000

Net (loss)	-	-	-	-	-	(16,225)	(16,225)

Balance, December 31, 2009	-	-	1,533,334	1,533	24,367	(27,150)	(1,250)

February 2010, Contributed capital	-	-	-	-	6,675	-	6,675

May 2010, Shares issued for cash at $0.002 per share	-	-	44,500,000	44,500	45,500	-	90,000

May 2010, Shares issued for consulting at $0.002 per share	-	-	1,000,000	1,000	1,000	-	2,000

Net (loss)	-	-	-	-	-	(136,967)	(136,967)

Balance, December 31, 2010	-	-	47,033,334	47,033	77,542	(164,117)	(39,542)

April 2011, Contributed capital	-	-	-	-	5,000	-	5,000

August 2011, Contributed capital	-	-	-	-	5,000	-	5,000

September 2011, Cancellation of shares	-	-	(7,033,334)	(7,033)	7,033	-	-

September 2011, Forgiveness of debt	-	-	-	-	54,810	-	54,810

November 2011, Contributed capital	-	-	-	-	2,545		2,545

Net (loss)	-	-	-	-	-	(39,891)	(39,891)

Balance, December 31, 2011	-	-	40,000,000	40,000	151,930	(204,008)	(12,078)

The accompanying notes are an integral part of these financial statements.

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Statements of Cash Flows

				From
				October 31,
				2007
		For the years ending		(Inception)
		December 31,		to
				Dec. 31,
	2011		2010	2011
OPERATING ACTIVITIES
Net (loss)	(39,891)		(136,967)	(204,008)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock issued for services	-		2,000	2,000
Increase (decrease) in:
Accounts payable	1,185		2,112	4,548
Accrued expense	2,954		4577	7,530
Net cash (used) in operating activities	(35,752)		(128,278)	(189,930)

FINANCING ACTIVITIES
Issuances of common stock	-		90,000	90,000
Contributed capital	12,545		6,676	45,120
Loan from related party	29,450		72,287	101,738
Repayment of loan-related party	(9,488)		(37,440)	(46,928)
Net cash provided by financing activities	32,507		131,523	189,930

NET CHANGE IN CASH	(3,245)		3,245	-
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,245		-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	-		3,245	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -		$ -	$ -
Income taxes paid	$ -		$ -	$ -
Non-cash transactions	$ 54,810		$2,000	$ 54,810

The accompanying notes are an integral part of these financial statements.

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

NOTE 1. General Organization and Business

SMACK Sportswear (formerly Reshoot Production Company) (A Development Stage Company) (the "Company") was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. Reshoot & Edit was incorporated August 23, 2006, and at the time of spin off was listed on the Over-the-Counter Bulletin Board.

NOTE 2. Summary of Significant Accounting Practices

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

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

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectibility is reasonably assured. The Company did not recognize any revenues for the years ending December 31, 2011 and 2010, nor did it recognize any revenues for the period from October 31, 2007 (inception) to December 31, 2011.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end

The Company has selected December 31 as its year-end.

Advertising

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

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

NOTE 3 - Going concern

These audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $204,008 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

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

On September 27, 2011, the Company cancelled 7,033,334 shares of its Common Stock.

As of December 31, 2011 the Company had 40,000,000 shares of its Common Stock issued and outstanding.

Contributed Capital

On April 8, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

On August 10, 2011, an officer and director of the Company contributed capital of $5,000.00 to pay for audit fees.

On November 30, 2011, an officer and director of the Company contributed capital of $2,545.00 to pay for transfer and licensing fees.

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

NOTE 5. Related Party Transactions

During the years ended December 31, 2011 and 2010, a former officer and director of the Company loaned the Company a total of $101,738 in order to provide working capital. As of December 31, 2011, a total of $101,738 was repaid, of which $54,810 was forgiven debt, leaving an outstanding balance due of $0. These unsecured obligations were due on demand and were non-interest bearing. The obligations were included in the accompanying financial statements as Due to Related Party.

During the years ended December 31, 2011 and 2010, an officer and director of the Company received officer compensation of $19,914 and $30,515, respectively. The Company has accrued estimated payroll taxes of $2,953 and $4,577 for the years ended December 31, 2011 and 2010, respectively in relation to this officer compensation.

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

The components of the Company's deferred tax asset are as follows:

December 31,

2011 2010

Deferred tax assets:

Net operating loss carryforwards 39,891 136,967

Total deferred tax assets 13,962 47,938

Less: valuation allowance (13,962) (47,938)

Net deferred tax assets $ - $ -

SMACK Sportswear

(formerly Reshoot Production Company)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

(Audited)

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $13,962 and $47,938, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010

Federal statutory tax rate (35%)

Permanent difference and other 35%

0%

NOTE 7. Commitments and Contingencies

The Company executed a distribution agreement with Six L’s Packing Company in connection with sales of produce on May 12, 2010 for a three year period or until May 12, 2013, with an option to renew for one year, unless either party gives the other at least 90 days notice prior to the end of the renewal term of the agreement. At the time of execution of the agreement, the Company was in the business of selling produce. According to the terms of the agreement, the Company is obligated to pay a commission of 12% of the gross sales of produce. As of December 31, 2011, the Company has not generated any revenues from the sale of produce. As the Company is no longer in the business of selling produce, the Company does not believe its future sales will be impacted by this agreement, and plans not to renew this agreement.

NOTE 8. Subsequent Events

None. The Company has evaluated subsequent events through the date which this report was filed.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable

Item 9A(T). Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2011 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create t written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position & Offices Held

Bill Sigler	45	Chairman/CEO/President

 Biography of Bill Sigler, CEO/President/Director

Mr. Sigler’s management of the business (since 1994), coupled with his entrepreneurial experience and passion for the sport, makes him the ideal leader to drive this endeavor. His relationships in the sport will be key to aligning strategic partners. He coached club volleyball from 2002-2009, coached some of the top players on the beach, and has been running amateur volleyball classes and leagues since 1996. He is a member of Vistage, the Los Angeles Venture Association, has been on the board of USA Beach Volleyball, as well as on the board of 6 other companies. Mr. Sigler also established a non-profit called Southern California Foundation for Children in 2001, which has raised over $300,000 for underprivileged kids. He has also been an appointed member of the Hermosa Beach Parks and Rec Commission since 2002.

Mr. Sigler was hired by Stuart Pharmceuticals (know Astra Zeneca). At that time is was a division of ICI Americas (based in Delaware). One of the largest companies in the world, Mr. Sigler was recruited in his senior year of college to participate in ICI’s Corporate Program, which included 25 of their top college hires across all divisions. The program was designed to train future management. Mr. Sigler first worked in the MIS department supporting sales and marketing senior management with PC Support, and systems development. He then was moved to marketing, where Mr. Sigler was the company’s youngest Assistant Product Manager, where he helped launch an innovative new anesthetic called Propofol, as well as prenatal vitamins. He was then transferred into sales in Raleigh, NC.

He then moved to California in 1992, where he become a Neonatal specialist for a regional medical equipment company. From there Mr. Sigler followed his entrepreneurial instincts and partnered with a Taiwanese durable medical equipment manufacturer to open a North American distribution center, where he established all aspects of Nova Ortho Med. Within 2 years, the company had 16 independent reps nationwide, distribution to hundreds of dealers, and sales of over $5 million. The company is now doing over $50 million in sales per year. Mr. Sigler sold his 30% equity in 1996 to focus entirely on Smack Sportswear.

Mr. Sigler taught himself to play volleyball at age 23, and rose to the highest amateur rank (AAA) by age 32 (and was ranked in the top 100 players in California). Mr. Sigler’s passion for the sport led him to starting Smack Sportswear, an apparel company devoted to So Cal inspired volleyball apparel. The company was established in Manhattan Beach, CA in 1994. During the 90’s Mr. Sigler was able to build a brand that was sold in Sports Chalet, as well as specialty stores nationwide. In 2001, Mr. Sigler focused attention on the indoor volleyball apparel market, which allowed for higher profits thru a B2C model, as well as the ease at which one could gain volume orders.

Education:

Mr. Sigler graduated with a BS degree from University of Delaware with honors in both Economics and Management Information Systems in 1988, with a 3.4 GPA.

(b) Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of two members, Mr. Bill Sigler. Our director serves a one-year term.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to SMACK Sportswear. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the SMACK Sportswear shares, unless the transaction is approved by SMACK Sportswear's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of SMACK Sportswear.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2011. Our new Chief Executive Officer, Bill Sigler was appointed director and officer of the Company on September 27, 2011.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by SMACK Sportswear for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

SMACK Sportswear Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Marc Schechtman	Former CEO/Director	2011	0	0	0	19,914	19,914
		2012	0	0	0	30,515	30,515
Bill Sigler (1)	Current CEO/Director	2011	0	0	0	0	0

(1) Bill Sigler was appointed CEO on September 27, 2011.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2011.

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end December 31, 2011.

Outstanding Equity Awards at Fiscal Year-Ending December 31, 2011

We did not have any outstanding equity awards as of December 31, 2011.

Option Exercises for Fiscal Year-Ending December 31, 2011

There were no options exercised by our named executive officer in fiscal year ending December 31, 2011.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending December 31, 2011 or December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 16, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 40,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 16, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of SMACK Sportswear's common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common	Bill Sigler (2)	29,000,000 shares	72.50%
	Director/CEO/President

Common	Lawrence Biggs (3)	3,500,000 shares	8.75%
	Shareholder
DIRECTORS AND OFFICERS
AS A GROUP (2 persons)		29,000,000 shares	72.50%

(1) Percent of Class is based on 40,000,000 shares issued and outstanding.

(2) Bill Sigler, 1765 Oak Street, Torrance, CA 90501.

(3) Lawrence Biggs, 703 Pier Avenue, Number B382, Hermosa Beach, CA 90254.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 27, 2011, Bill Sigler took over the management and control ownership of Reshoot Production. He is still managing Team Sports Superstore, Inc., a private California Company. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of Reshoot Production in exchange for his commitment to sell Team Sports Superstore, Inc. to Reshoot Production upon completion of audited financials, as required by the U. S. Securities & Exchange Commission. It is anticipated that it will take at least three months to complete the said audit, if they can be completed at all Simultaneously, Mr. Bill Sigler on behalf of Reshoot Production entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to Reshoot Production Company in the form of a tax free exchange of stock, upon completion of the audit. This sale includes all the assets, liabilities, tradenames, and business operations of Team Sports Superstore, Inc.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending December 31, 2011 and December 31, 2010. Aggregate fees billed to us for the years ended December 31, 2011 and 2010 for audit fees were as follows:

	For Year Ended December 31,	For the Year Ended December 31
	2011	2010
(1) Audit Fees (1)	$11,125	$11,875
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending December, 2011, all fees paid to Kelly & Company were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 -- Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	3.1	01/07/08
3.2	By-laws as currently in effect	SB-2	3.2	01/07/08
3.2	Amended Articles of Incorporation	8-K	3.2	04/12/12
10.1	Option Purchase Agreement dated Dec 17, 2007 between Reshoot Production and Braverman Productions, Inc.	SB-2	10.1	01/07/08
10.2	Sales Agreement by and among Six L’s Packing Company, Inc., Custom-Pak and Reshoot Production Company, dated May 12, 2010	8-K	10.2	05/14/10
10.3	Irrevocable Business Sale Agreement, dated September 27, 2011	8-K	10.3	09/30/11
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Share Purchase Agreement, dated September 27, 2011	8-K	99.1	09/30/11
99.2	Stock Value Agreement, dated September 27, 2011	8-K	99.2	09/30/11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMACK Sportswear Registrant

Date: April 16, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer