Form 10-Q
period 2012-03-31
Smack Sportswear
filed 2012-05-21
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 40,000,000 shares of Common Stock outstanding as of May 21, 2012.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2012

Part I. Financial Information

Item 1. Financial Statements

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$100	$0
Total current assets	100	0
TOTAL ASSETS	100	0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,448	$4,548
Accrued expense - estimated payroll taxes	7,530	7,530
Total current liabilities	17,978	12,078
Total liabilities	17,978	12,078

Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000
shares authorized; 40,000,000 , 47,033,358
issued and outstanding as of 3/31/12 and
12/31/11, respectively	40,000	40,000
Additional paid-in capital	152,030	151,930
(Deficit) accumulated during development stage	(209,908)	(204,008)
Total stockholders' equity (deficit)	(17,878)	(12,078)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$100	$0

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			From
			October 31,
	For the three	For the three	2007
	months	months	(Inception)
	ending	ending	to
	March 31,	March 31,	March 31,
	2012	2011	2012
REVENUE	-	-	-

EXPENSES:
Audit fees	5,250	-	38,250
Estimated payroll taxes	-	2,854	7,530
General & administrative	650	1,406	112,049
Officer compensation	-	17,621	50,429
Organizational costs	-	-	400
Transfer agent fees	-	-	1,250
Total expenses	5,900	21,881	209,908

Net (loss) from operations	(5,900)	(21,881)	(209,908)

NET (LOSS)	(5,900)	(21,881)	(209,908)

NET (LOSS) PER COMMON
SHARE - BASIC AND
FULLY DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC AND FULLY
DILUTED	40,000,000	47,033,334

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			From
			October 31,
	For the three	For the three	2007
	months	months	(Inception)
	ending	ending	to
	March 31,	March 31,	March 31,
	2012	2011	2011
OPERATING ACTIVITIES
Net (loss)	(5,900)	(21,881)	(209,908)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock issued for services	-	-	2,000
Increase (decrease) in:
Accounts payable	5,900	(200)	10,448
Accrued expense	-	2,854	7,530
Net cash (used) in operating activities	-	(19,227)	(189,930)

FINANCING ACTIVITIES
Issuances of common stock	-	-	90,000
Contributed capital	100	-	45,220
Loan from related party	-	17,850	101,738
Repayment of loan-related party	-	(1,669)	(46,928)
Net cash provided by financing activities	100	16,181	190,030

NET CHANGE IN CASH	100	(3,046)	100
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	3245	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	100	199	100

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions	-	$2,000	($52,810)

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $209,908 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

March 31, 2012

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

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

March 31, 2012

(Unaudited)

Common Stock

As of March 31, 2012 the Company had 40,000,000 shares of its Common Stock issued and outstanding.

Contributed Capital

On March 1, 2012, an officer and director of the Company contributed capital of $100 to provide working capital.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Corporate History

History and Organization

SMACK Sportsware ("we", "us", "our", “the Company" or the "Registrant") was organized was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. The Company subsequently changed its corporate name from Reshoot Production Company to SMACK Sportsware on December 15, 2011. The Company is a developmental stage company.

On September 27, 2011, Bill Sigler took control over the management and ownership of SMACK Sportsware. At the same time he is managing Team Sports Superstore, Inc. a volleyball apparel retailer. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of SMACK Sportsware in exchange for his commitment to sell Team Sports Superstore, Inc. to SMACK Sportsware upon completion of audited financials, as required by the U. S. Securities & Exchange Commission. It is anticipated that it will take at least three months to complete the said audit, if they can be completed at all. Simultaneously, Mr. Bill Sigler on behalf of SMACK Sportsware entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to SMACK Sportsware in the form of a tax free exchange of stock, upon completion of the audit. This sale includes all the assets, liabilities, tradenames, and business operations of Team Sports Superstore, Inc.

Business of Issuer

Through September, 2011, SMACK Sportsware worked with experienced growers throughout the world that have a history of growing quality fresh produce. The Company’s business focuses on the production and distribution of organic cucumbers, tomatoes, and peppers.

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

OVERVIEW

SMACK Sportsware plans to acquire Team Sports Superstore, Inc., once audited financials have been prepared by a PCOAB auditor. The Company has engaged a PCOAB auditor to perform the audit, and management expects the audited financials to be completed by September 30, 2012. SMACK Sportsware will seek other acquisition opportunities referred by various sources, including its officer/director, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

SMACK Sportsware will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people.

SMACK Sportsware will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of SMACK Sportsware.

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

It is possible that SMACK Sportsware may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

Competition

SMACK Sportsware will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We face as well numerous other smaller companies at the same stage of development as we are. (See "Competition," in Risk Factors.)

Offices

SMACK Sportsware uses office space at 1765 Oak Street, Torrance, CA 90501, provided by Mr. Bill Sigler, our officer/director and principal shareholder, at no cost. He plans to continue to fund Company related expenses at his own expense with no cost to the Company and does not expect any reimbursement of these expenses.

Intellectual Property

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The Company plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

From time to time, SMACK Sportsware may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting SMACK Sportsware’s intellectual property rights could be costly and time consuming.

Employees

The Company currently has one employee who is also the officer/director of the Company. The Company plans to utilize additional independent contractor on a part-time/as needed basis.

Properties

The Company's corporate headquarters are located at: 1765 Oak Street, Torrance, CA 90501. SMACK Sportsware does not own any real property.

Results of Operations for the three months ended March 31, 2012

Revenues

We earned no revenues since our inception through March 31, 2012. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period inception through March 31, 2012, we generated no income. Our loss was attributed to audit fees, legal fees and general & administrative expenses. We anticipate our operating expenses will increase as we build our operations.

For the three months ending March 31, 2012, we experienced a net loss of $(5,900) as compared to a net loss of $(21,881) for the same period last year. The net loss for the three months ending March 31, 2012 was contributed to audit fees of $5,250 and general and administrative fees of $650. In their audit report regarding the financial statements for the year ended December 31, 2011, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period ending March 31, 2012, the Company experienced general and administrative expenses of $650 as compared $1,406 for the same period last year. For the three month period ending March 31, 2012, the Company experienced general and administrative expenses of $5,250 as compared $0 for the same period last year. Expenses dropped after the Company abandoned its vegetable business focus.

For the three months ended March 31, 2012, the Company had a net loss $(5,900) as compared to $(21,881) for the same period last year. Since the Company's inception, on October 31, 2012, the Company had a net loss of $(209,908).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of March 31, 2012, the Company has recognized no revenues and has accumulated operating losses of approximately $209,908 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs and well as building its infrastructure will most likely exceed any anticipated revenues for the coming year.

The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

Not applicable.

Significant changes in the number of employees

As of May, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2012 the Company has current assets of $100 and current liabilities of $17,978. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2012, the Company has 40,000,000 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

·         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

·         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. And we plan to prepare written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on 10-K for the fiscal year ended December 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smack Sportswear Registrant

Date: May 21, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer