Form 10-Q/A
period 2012-03-31
Smack Sportswear
filed 2012-06-29
CIK 1422768

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

There were 40,000,000 shares of Common Stock outstanding as of June 29, 2012.

Table of Contents

Smack Sportswear

Index to Form 10-Q/A

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Expenses

For the three month periods ending March 31, 2012, the Company experienced general and administrative expenses of $650 as compared $1,460 for the same period last year. For the three month periods ending March 31, 2012, the Company experienced general and administrative expenses of $5,250 as compared $0 for the same period last year. Expenses dropped after the Company abandoned its vegetable business focus.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December, 2011 and concluded that they will not have a material effect on the financial statements as of March 31, 2012.

I

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Smack Sportswear Registrant

Date: June 29, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer