Form 10-Q
period 2012-06-30
Smack Sportswear
filed 2012-08-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 40,000,000 shares of Common Stock outstanding as of August 20, 2012.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2012

Part I. Financial Information

Item 1. Financial Statements

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents Loan to TSSS – “Related Party”	$100 $9,000	$0 $0
Total Current Assets	9,100	0
Total Assets	$9,100	$0

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$13,073	$4,548
Accrued Expense- estimated payroll taxes	7,530	7,530
Due to related party	0	0
Total Current Liabilities	20,603	12,078
Total Liabilities	20,603	12,078

Stockholders' Equity
Preferred stock, 0.001 par value; 5,000,000 shares
authorized, non-issued or oustanding
Common stock, 0.001 par value; 70,000,000 shares
authorized 40,000,000, 40,000,000 issued and
outstanding as of 06/30/2012 and 12/31/2011
respectively	40,000	40,000
Additional paid-in capital	161,030	151,930
(Deficit) and accumulated during development stage	(212,533)	(204,008)
Total stockholders' equity (deficit)	(11,503)	(12,078)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$9,100	$0

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three		For the six		October 31, 2007
	months ending		months ending		(Inception)
	June 30		June 30		to
	2012	2011	2012	2011	June 30, 2012

Revenue	$ 0	$ 0	$0	$ 0	$ 0
Expenses
Audit Fees	2,625	5,000	7,875	5,000	40,875
Estimated payroll taxes	0	0	0	2,854	7,530
General & administrative	0	1,687	650	3,094	112,049
Officer compensation	0	1,631	0	19,251	50,429
Organizational costs	0	0	0	0	400
Transfer agent fees	0	0	0	0	1,250
Total Expenses	2,625	8,318	8,525	30,199	212,533
Net (loss) from operations	(2,625)	(8,318)	(8,525)	(30,199)	(212,533)
NET (LOSS)	$(2,625)	$(8,318)	$(8,525)	$(30,199)	$(212,533)

NET (LOSS) PER COMMON
SHARE BASIC AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUSTANDING-
BASIC AND FULLY DILUTED	40,000,000	47,033,334	40,000,000	47,033,334

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six		October 31, 2007
	months ending		(Inception)
	June 30		to
	2012	2011	June 30, 2012

OPERATING ACTIVITIES

Net (loss)	$(8,525)	$(30,199)	$(212,533)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services			2,000
Increase (decrease) in:
Accounts Payable	8,525	(200)	13,073
Accrued Expense Loan to TSSS – “Related Party”	0 (9,000)	2,854	7,530 (9,000)
Net cash (used in) operating activities	0	(7,582)	(198,930)

FINANCING ACTIVITIES
Issuances of Common Stock	0	0	90,000
Contributed capital	9,100	5,000	54,220
Loan from related party	0	28,451	101,738
Repayment of loan to related party	0	(8,488)	(46,928)
Net cash provided by financing activities	9,100	5,000	199,030
NET CHANGE IN CASH	100	(2,582)	100
CASH AND CASH EQUIVALENTS-
BEGINNING OF THE PERIOD	0	3,245	0
CASH AND CASH EQUIVALENTS-
END OF PERIOD	$100	$663	$100

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

June 30, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $212,533 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

June 30, 2012

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

NOTE 4 - CONTRIBUTED CAPITAL

On March 1, 2012, an officer and director of the Company contributed capital of $100 to provide working capital.

On April 5, 2012 the company received contributed capital of $9,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 1, 2012, an officer and director of the Company contributed capital of $100 to provide working capital.

On April 5, 2012 a loan was given to Team Sports Super Store in the amount of $9,000. The loan is non-interest bearing and is due upon demand. Team Sports Super Store is under common ownership with Smack Sportswear.

NOTE 6 - SUBSEQUENT EVENTS

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

Results of Operations for the six months ended June 30, 2012

Revenues

We earned no revenues since our inception through June 30, 2012. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period inception through June 30, 2012, we generated no income. Our loss was attributed to audit fees, legal fees and general & administrative expenses. We anticipate our operating expenses will increase as we build our operations.

For the three months ending June 30, 2012, we experienced a net loss of $(2,625) as compared to a net loss of $(8,318) for the same period last year. The net loss for the three months ending June 30, 2012 was attributed to audit fees of $2,625. For the six months ending June 30, 2012, we experienced a net loss of $(8,525), as compared to a net loss of $(30,199) for the same period last year. The net loss for the six months ending June 30, 2012 was attributed to $7,875 in audit fees and general and administrative fees of $650.

In their audit report regarding the financial statements for the year ended December 31, 2011 our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period ending June 30, 2012, the Company experienced general and administrative expenses of $0 as compared $1,687 for the same period last year. For the six month period ending June 30, 2012, the Company experienced general and administrative expenses of $650 as compared $3,094 for the same period last year. Expenses dropped after the Company abandoned its vegetable business focus.

For the six months ended June 30, 2012, the Company had a net loss $(8,525) as compared to $(30,199) for the same period last year. Since the Company's inception, on October 31, 2007, the Company had a net loss of $(212,533).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of June 30, 2012, the Company has recognized no revenues and has accumulated operating losses of approximately $212,533 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of August 20, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2012 the Company has current assets of $9,100 and current liabilities of $20,603. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of June 30, 2012, the Company has 40,000,000 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of June 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Smack Sportswear Registrant

Date: August 20, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer