Form 10-Q/A
period 2012-06-30
Smack Sportswear
filed 2012-08-21
CIK 1422768

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

There were 40,000,000 shares of Common Stock outstanding as of August 21, 2012.

Table of Contents

Smack Sportswear

Index to Form 10-Q/A

For the Quarterly Period Ended June 30, 2012

Part I. Financial Information

Item 1. Financial Statements

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents Loan to TSSS	$100 $9,000	$0 $0
Total Current Assets	9,100	0
Total Assets	$9,100	$0

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$13,073	$4,548
Accrued Expense- estimated payroll taxes	7,530	7,530
Due to related party	0	0
Total Current Liabilities	20,603	12,078
Total Liabilities	20,603	12,078

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

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six		October 31, 2007
	months ending		(Inception)
	June 30		to
	2012	2011	June 30, 2012

OPERATING ACTIVITIES

Net (loss)	$(8,525)	$(30,199)	$(212,533)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services			2,000
Increase (decrease) in:
Accounts Payable	8,525	(200)	13,073
Accrued Expense Loan to TSSS	0 (9,000)	2,854	7,530 (9,000)
Net cash (used in) operating activities	0	(7,582)	(198,930)

FINANCING ACTIVITIES
Issuances of Common Stock	0	0	90,000
Contributed capital	9,100	5,000	54,220
Loan from related party	0	28,451	101,738
Repayment of loan to related party	0	(8,488)	(46,928)
Net cash provided by financing activities	9,100	5,000	199,030
NET CHANGE IN CASH	100	(2,582)	100
CASH AND CASH EQUIVALENTS-
BEGINNING OF THE PERIOD	0	3,245	0
CASH AND CASH EQUIVALENTS-
END OF PERIOD	$100	$663	$100

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

On April 5, 2012 a loan was given to Team Sports Super Store inc in the amount of $9,000.

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

Significant changes in the number of employees

As of August 21, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2012 the Company has current assets of $100 and current liabilities of $20,603. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of June 30, 2012, the Company has 40,000,000 shares of common stock issued and outstanding.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Smack Sportswear Registrant

Date: August 21, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer