Form 10-Q
period 2012-09-30
Smack Sportswear
filed 2012-11-14
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 40,000,000 shares of Common Stock outstanding as of November 14, 2012.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2012

Part I. Financial Information

Item 1. Financial Statements

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$ (9)	$ -
Loan to TSSS - "Related Party"	27,200	-
Total Current Assets	$ 27,191	-

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$ 14,573	$ 4,548
Accrued Expense- estimated payroll taxes	7,530	7,530
Due to related party	5,968	-
Total Current Liabilities	28,071	12,078
Total Liabilities	28,071	12,078

Stockholders' Equity
Preferred stock, 0.001 par value; 5,000,000 shares
authorized, non-issued or oustanding
Common stock, 0.001 par value; 70,000,000 shares
authorized 40,000,000, 40,000,000 issued and
oustanding as of 09/30/2012 and 12/31/2011
respectively	40,000	40,000
Additional paid-in capital	181,480	151,930
(Deficit) accumulated during development stage	(222,360)	(204,008)
Total stockholders' equity (deficit)	(880)	(12,078)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 27,191	$ -

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three		For the nine		October 31, 2007
	months ending		months ending		(Inception)
	September 30		September 30		to
	2012	2011	2012	2011	September 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Audit Fees	1,500	3,500	9,375	8,500	42,375
Estimated payroll taxes	-	99	-	2,953	7,530
General & administrative	8,327	720	8,977	3,813	120,376
Officer compensation	-	663	-	19,915	50,429
Organizational costs	-	-	-	-	400
Transfer agent fees	-	-	-	-	1,250
Total Expenses	9,827	4,982	18,352	35,181	222,360
Net (loss) from operations	(9,827)	(4,982)	(18,352)	(35,181)	(222,360)
NET (LOSS)	$ (9,827)	$ (4,982)	$ (18,352)	$ (35,181)	$ (222,360)

(LOSS) PER COMMON
SHARE BASIC AND FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUSTANDING-
BASIC AND FULLY DILUTED	40,000,000	47,033,334	40,000,000	47,033,334

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine		October 31, 2007
	months ending		(Inception)
	September 30		to
	2012	2011	September 30, 2012

OPERATING ACTIVITIES

Net (loss)	(18,352)	(35,181)	(222,360)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock issued for services			2,000
Increase (decrease) in:
Accounts Payable	10,025	(980)	14,573
Accrued Expense	-	2,954	7,530
Net cash provided (used) by operating activities	(8,327)	(33,207)	(198,257)

INVESTING ACTIVITIES
Loan to TSSS - "Related Party"	(27,200)	-	(27,200)
Net cash provided by investing activities	(27,200)	-	(27,200)

FINANCING ACTIVITIES
Issuances of Common Stock	-	-	90,000
Contributed capital	29,550	10,000	74,670
Loan from related party	5,968	28,451	107,706
Repayment of loan to related party	-	(8,489)	(46,928)
Net cash provided by financing activities	35,518	29,962	225,448
NET CHANGE IN CASH	27,191	(3,245)	27,191
CASH AND CASH EQUIVALENTS-
BEGINNING OF THE PERIOD	-	3,245	-
CASH AND CASH EQUIVALENTS-
END OF PERIOD	(9)	-	(9)

The accompanying notes are an integral part of these financial statements.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed interim unaudited financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $222,360 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Smack Sportswear

(Formerly Reshoot Production Company)

(A Development Stage Company)

Notes to the Interim Condensed Financial Statements

September 30, 2012

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

NOTE 4 - CONTRIBUTED CAPITAL

In the 9 months ended 9/30/12, $29,550 was contributed to the Company by Officer Bill Sigler.

NOTE 5 - RELATED PARTY TRANSACTIONS

In the 9 months ended 9/30/12, $27,200 was loaned to Team Sports Superstore, which is under common ownership as Smack Sportswear.

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

OVERVIEW

SMACK Sportswear plans to acquire Team Sports Superstore, Inc., once audited financials have been prepared by a PCOAB auditor. The Company has engaged a PCOAB auditor to perform the audit, and management expects the audited financials to be completed by October 30, 2012. SMACK Sportswear will seek other acquisition opportunities referred by various sources, including its officer/director, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

Results of Operations for the nine months ended September 30, 2012

Revenues

We earned no revenues since our inception through September 30, 2012. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the period inception through September 30, 2012, we generated no income. Our loss was attributed to audit fees, legal fees and general & administrative expenses. We anticipate our operating expenses will increase as we build our operations.

For the three months ending September 30, 2012, we experienced a net loss of $(9,827) as compared to a net loss of $(4,982) for the same period last year. The net loss for the three months ending September 30, 2012 was attributed to General & Administrative expenses of $8,327 and audit fees of $1,500. For the nine months ending September 30, 2012, we experienced a net loss of $(18,352), as compared to a net loss of $(35,181) for the same period last year. The net loss for the nine months ending September 30, 2012 was attributed to $8,977 general and administrative fees and $9,375 in audit fees.

In their audit report regarding the financial statements for the year ended December 31, 2011 our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Expenses

For the three month period ending September 30, 2012, the Company experienced general and administrative expenses of $8,327 as compared $720 for the same period last year. For the nine month period ending September 30, 2012, the Company experienced general and administrative expenses of $8,977 as compared $3,814 for the same period last year.

For the nine months ended September 30, 2012, the Company had a net loss $(16,852) as compared to $(35,181) for the same period last year. Since the Company's inception, on October 31, 2007, the Company had a net loss of $(222,360).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of September 30, 2012, the Company has recognized no revenues and has accumulated operating losses of approximately $222,360 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of November 14, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2012 the Company has current assets of $27,191 and total liabilities of $28,071. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2012, the Company has 40,000,000 shares of common stock issued and outstanding.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of September 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Smack Sportswear Registrant

Date: November 14, 2012	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive, Financial, and Accounting Officer