Form 10-Q
period 2012-12-31
Smack Sportswear
filed 2013-03-18
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of March 14, 2013, the registrant's outstanding common stock consisted of 40,000,000 shares, $0.001 par value; and the registrant's outstanding preferred stock consisted of 1,000,000 shares, $0.001 par value.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2012

Part 1. Financial Information

Item 1. Financial Statements

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31	June 30,
	2012	2012
ASSETS
Current assets:
Cash	$6,477	$11,433
Accounts receivable, net of allowance of $12,850 and $12,850 as of December 31, 2012 and June 30, 2012, respectively	125,921	36,172
Employee Advances	---	300
Inventory	451,151	468,627
Due from Related Entity	42,013	19,236
Total current assets	625,562	535,768

Deposits	10,000	10,000
Total assets	$635,562	$545,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$499,642	$424,279
Customer deposits	155,122	17,740
Short term loans – net of discount	99,184	36,508
Total current liabilities	753,948	478,527
Stockholders’ equity Series A Voting Preferred shares, ($0.001par value), 200,000 shares authorized, 1,000,000 and 0 issued and outstanding at December 31, and June 30, 2012, respectively	1,000	----
Authorized – 40,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
December 31, and June 30, 2012, respectively	37,500	40,000
Treasury Stock receivable	2,500	----
Additional paid-in capital	253,024	161,030
Accumulated deficit	(412,410)	(133,789)
Total stockholders’ equity (deficit)	(118,386)	67,241
Total liabilities and stockholders’ equity	$635,562	$545,768

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012		2011

Net sales	$324,248	$760,946	$446,621		$957,654
Cost of sales	193,351	255,489	300,756		312,065
Gross profit	130,896	505,456	145,865		645,589

Costs and expenses:
General and administrative	125,004	164,515	249,964		273,313
Professional and consulting fees	96,548	49,933	163,336		69,046
Design and development-e-commerce	8,008	73,205	10,186		75,548
Total costs and expenses	229,560	287,653	423,486		417,907
	(98,664)	217,803	(277,621)		227,682

Cost of beneficial stock conversion	(12,466)	---	(12,466)		---

Net Income (Loss) before taxes	(111,130)	217,803	(290,087)		227,682

Income tax provision (benefit)	---	---	--	-	---

Net Income (loss)	$(111,130)	$217,803	(290,087)		$227,682

Net Income (loss) per common share - basic and diluted	$(0.00)	$0.01	(0.01)		0.01
Weighted average number of common shares outstanding - basic and diluted	39,000,000	38,000,000	39,000,000		38,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	Dec 31, 2012	Dec 31, 2011

Cash flows from operating activities
Net income (loss)	$(290,087)	$227,682
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Provision for bad debts	12,850	---
Cost of Beneficial conversion of shares	12,466

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(102,599)	(151,496)
Due from related entity	(22,778)	(60,909)
Inventory	17,476	(266,440)
Employee advances	300	(1,155)

Increase (decrease) in -
Customer deposits	137,381	3,240
Payroll tax payable	(6,734)	----
Accrued compensation	62,532	-----
Accounts payable and accrued expenses	19,567	16,865
Net cash used in operating activities	(159,626)	(232,613)

Cash flows from investing activities

Net cash used in investing activities	---	---

Cash flows from financing activities
Proceeds from private placements	---	192,967
Proceeds from short term loans	125,000	---
Loan from related party-officer	29,670	69,388
Repayment of related party loans	---	(7,000)
Net cash provided by financing activities	154,670	255,355

Net cash increase(decrease) for the period	(4,956)	22,742
Cash at beginning of period	11,433	5,247
Cash and cash equivalents at end of period	$6,477	$27,989

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Six Months Ended December 31,
		2012		2011

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for -
Interest	$	---	$	----

Income taxes	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

Note 1. Organization and Corporate History

History and Organization

SMACK Sportswear ("we", "us", "our", “the Company" or the "Registrant") was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. The Company subsequently changed its corporate name from Reshoot Production Company to SMACK Sportswear on December 15, 2011.

On September 27, 2011, Mr. Bill Sigler took control over the management and ownership of SMACK Sportswear. Concurrently, he was managing Team Sports Superstore, Inc. a volleyball apparel retailer. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of SMACK Sportswear in exchange for his commitment to sell Team Sports Superstore, Inc. to SMACK Sportswear upon completion of audited financials, as required by the U. S. Securities & Exchange Commission.

Simultaneously, Mr. Sigler on behalf of SMACK Sportswear entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to SMACK Sportswear in the form of a tax free exchange of stock, upon completion of the audit. This sale included all the assets, liabilities, trade names, and business operations of Team Sports Superstore, Inc.

Smack Sportswear, Inc. closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. Team Sports is a California corporation that markets and sells custom volleyball apparel and equipment products through the internet, retail, club teams and schools. This Report provides disclosure on behalf of the company as a whole when referring to Team Sports and Smack Sportswear.

On August 31, 2011, Mr. Sigler, acquired 37,150,000 shares or 78.9% of the issued and outstanding shares of the Registrant in exchange for his commitment to sell Team Sports to Smack Sportswear upon completion of the audited financials. He subsequently became the Chief Executive Officer of the Company and is the major shareholder of Smack Sportswear.

Smack Sportswear has purchased one hundred (100%) percent ownership interest in Team Sports. The transaction is recorded as a reverse merger and resulted in a recapitalization with Team Sports being the acquirer for accounting purposes.

Change in Fiscal Year

Smack Sportswear closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. This purchase represents a substantial 2011 portion of the Company’s business. In connection with this transaction, the Company changed its fiscal year end to

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012

June 30 from December 31 to conform its fiscal year end to that of Team Sports Superstore.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Smack Sportswear Inc. and its wholly-owned subsidiary, Team Sports Superstore. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. All estimates are of a normal recurring nature and are deemed necessary by management for the fair presentation of the financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, loan from officer approximate their respective fair values due to the short-term nature of these items.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At times, such cash and cash equivalents may exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally required no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

estimated to be approximately 1% of net sales, or $12,850 and $12,850 at December 31, 2012 and June 30, 2012, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

Revenue recognition

The Company recognizes revenue on an accrual basis of accounting when title transfers to the customer, which is typically at shipping point. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) delivery has occurred; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured.

Cost of Goods Sold

The company computes cost of goods sold based on actual costs of raw materials, sewing and finishing for each specific garment.

Shipping and handling costs

The Company’s shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to outbound freight, in the Statements of Income as a component of General and Administrative expenses.

Return Policies

The Company has two (2) sets of policies for returns by customers. For e-commerce retail customers the company allows a 30-day period to return the products for refund. In regard to manufactured, customized or embroidered products for teams or clubs, the company accepts only returns when the products ordered by the customers did not conform to the product specifications as per purchase order or when there are material errors/mistakes on the products manufactured; otherwise the sales are final and not subject for return or refund. The Company’s sales are primarily customized made to order apparel where after deposit is made there are no refunds after customer has committed to the sale by contract. Therefore we have no allowances for returns.

Customer Deposits

Once a contract has been signed and The Company commences manufacturing custom apparel there is no refund. The company asks teams and clubs for a 50% deposit upon agreement, As of December 31, 2012 and June 30, 2012 there was $155,122 and $17,740, respectively in customer deposits.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

Advertising Policy

Our advertising fees are expensed as incurred. Advertising expenses included direct marketing, catalog, conventions, trade shows and printing cost. Total advertising costs for the six months ended December 31, 2012 and 2011 was $25,179 and $11,660, respectively.

Use of estimates accounting estimates

The preparation of financial statements, in conformity with U. S. generally accepted accounting principles (GAAP), requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the financial statements.

Inventory, procedures, treatment, and valuation

The Company on a regular basis conducts physical inventory of all materials/items in the warehouse and compared the results of the physical count against the general ledger balance. Adjustments to take up or reflect the results of the physical count had been made to reconcile the GL balance with the count. All inventories are valued at lower of cost or market with cost determined by the average cost method. Damaged and obsolete materials and items are properly accounted for and written-off from the books once a year.

Concentration of risk

Due to the nature of its operations and its broad customer and supplier base the company is not subject to significant concentration risk in these areas, except that the primary product line is geared towards volleyball.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the periods presented on these financial statements the Company had no potentially dilutive securities

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 3. GOING CONCERN

These interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2012, the company has accumulated operating losses of approximately $412,410 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Note 4. Common and Preferred Stock

Description of Securities

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. As of December 31, 2012, there are 40,000,000 shares of our common stock issued and outstanding, held by approximately 60 shareholders of record and 1,000,000 unregistered Series A preferred stock issued and outstanding, held by Mr. Bill Sigler. The preferred shares have been issued to Mr. Sigler in exchange for transferring 2.5 million shares of his Common stock to the Company’s ESOP Plan, which transfer had not yet occurred at year-end.

Common Stock. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors from funds legally available therefore.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

Preferred Stock. We have two (2) Series of Preferred Shares. Series A Voting Preferred shares consists of 2,000,000 authorized shares, par value $0.001, of which 1,000,000 shares are issued and outstanding. The holder of the Series A Voting Preferred Stock are not entitled to receive any dividends and do not have any liquidation rights. The holders of Series A Voting Preferred Stock shall be entitled to (a) notice of any meeting of the shareholders of the Corporation; and

(b) have the power to vote each share at any shareholder meeting, where each share of Series A Voting Preferred Stock carries the weight of twenty (20) votes for each share of common stock.

On December 4, 2012, Smack Sportswear agreed to issue 1,000,000 shares of its unregistered Series A Preferred Voting Stock to Mr. Bill Sigler, CEO of the Company in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings, to the Company’s Employee Stock Option Plan (“ESOP”), which transfer had not occurred at year-end.

We also have 3,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designation of these shares have yet to be determined by the Board of Directors.

Dividend Policy. We have never issued any dividends and do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Note 5. Accounts Receivable

The Company had Accounts Receivable at December 31, 2012 and June 30, 2012 of $125,921 and $36,172, respectively. The allowance for doubtful accounts at December 31, 2012 and June 30, 2012 was $12,850 and $12,850 respectively.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2012 and 2011

Note 6. Inventory

Inventory is valued at the lower cost or market with cost determined by the average cost method. Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Raw Materials	$188,102	$192,182
Assembled Goods	34,944	34,944
Finished Goods	228,105	241,502
Total Inventory	$451,151	$468,627

Note 7. Commitments and Contingencies

 The Company’s executive and head office is located at 1765 Oak Street, Torrance CA. The Company has signed a three year lease at a monthly rental of $6,722 which ends on October 31, 2013. Total rent expense for the three months ended December 31, 2012 and 2011 was $20,066 and $119,264, respectively. Total rent expense for the six months ended December 31, 2012 and 2011 was $39,932 and $37,324, respectively.

     The table below sets forth the Company’s lease obligations through October 31, 2013.

Year ending June 30,

2013	$40,332
2014	26,888

$67,220

Note 8. Related Party Transactions

As of December 31, 2012 and June 30, 2012 officer and director Bill Sigler owed the Company $42,013 and $19,235, respectively. This unsecured obligation is due on demand, is non-interest bearing and is included in the accompanying financial statements as Due from Related Entity. This receivable has been evaluated for impairment and The Company has no doubt of being fully collected. In addition, an officer has loaned the company $14,000 as described in Note 9.

Accrued Compensation

As of December 31, 2012 compensation accrued and due Bill Sigler is $96,647. As of June 30, 2012, compensation accrued and due to Bill Sigler was $26,964 and due to employees was $7,151.

Team Sports Super Store

Notes to Financial Statements

June 30, 2011 and 2012

Note 9. Short Term Loans

On June 30, 2010 a loan was given to Team Sports Super Store in the amount of $19,508. The loan is non-interest bearing and was due upon demand. It is past due.

On July 14, 2012 a loan was given to Team Sports Super Store by an officer in the amount of $14,000. The loan is non-interest bearing and is due upon demand.

Convertible Note

On April 5, 2012 the Company entered into a $250,000 “Promissory Note with Conversion Option”, which was amended on October 19, 2012. The agreement consisted of a two year note payable in full on April 5, 2014 and bearing interest at a rate of 10% per annum payable monthly.

On October 19, 2012, the amount of the note was increased from $250,000 to $300,000 and the note holder had 70 days from October 19, 2012 to loan additional funds to the Company. The note holder forgave all accrued and future interest in exchange for the right to convert the note into Common stock of the Company at a conversion price of $0.06 per share. At October 19, 2012 $63,000 had been funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company assumed a discount of 50% of the note due to the beneficial conversion of the Company’s common stock and calculated a beneficial conversion cost of $31,500 [$63,000*.50/.06per share X $0.06]. On December 24, 2012 an additional $65,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share, or a 66.7% discount to the note and the company calculated a $43,300 [$65,000 *.333/$0.06 per share X $0.12] beneficial conversion cost. The total beneficial conversion cost totals $74,790 and is being amortized in the amount of $12,466 per quarter up to and including the quarter ending March 31, 2015.

According to the amendment, the Company had until January 18, 2013 to buy back (repay) the note, and did not do so. Further, additional funding on the note was received subsequent to December 31, 2012 (in excess of the 70 days), and the Company accepted the funds.

Team Sports Super Store

Notes to Financial Statements

June 30, 2011 and 2012

Note 10. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

	FYE 6/30/2010	FYE 6/30/2011	FYE 6/30/2012
Taxable Income (Loss)	238,017	1,792	(324,946)
Carryback of NOL	(238,017)	(1,792)	-
Net Taxable Income	-	-	(324,946)

There will be no Federal or California State Income tax liability for FYE 6/30/2010, FYE 6/30/2011 or FYE 6/30/2012. The remaining NOL carryover to future years will be $85,137. The NOL carryover will expire in FYE 6/30/2032.

The company has a net loss for the six months ended December 31, 2012 and has not calculated a tax provision (benefit). There is no deferred tax asset because it is fully offset by a valuation allowance.

Note 11. Penalties on Taxes Payable

As of December 31, 2012 and June 30, 2012 there was sales tax liability outstanding of $54,015 and $50,460 respectively. This included penalties at 10% of the outstanding balance per the California Board of Equalization tax policies on penalties for non-paid sales taxes. The company was unable to pay down the balance due to shortage of cash.

As of December 31, 2012 and June 30, 2012 there was payroll tax liability outstanding of $149,988 and $149,192 respectively. This included penalties at 15% of the outstanding balance. The company was unable to pay down the balance due to shortage of cash.

Note 12. Subsequent Events

Additional funds on the Convertible Note (see footnote 9) totaling $150,000 have been received up to the date of this filing. The Company has decided to continue to accept funds up to the maximum amount of $300,000 stated in the promissory note.

The Company has evaluated subsequent events through the date which this report was filed.

Note 13. Proforma balance Sheets and Statements of Operations

The Company is providing individual Balance Sheets for Team Sports Super Store (TSSS) and Smack Sportswear for December31, 2012 and June 30, 2012. The Company is providing individual Statements of Operations for Team Sports Super Store (TSSS) and Smack Sportswear for the 3 months and six months ended December 31, 2012.

PROFORMA BALANCE SHEETS

	December 31, 2012	December 31,
	TSSS	Smack

ASSETS
Current assets:
Cash	$7,754	$(1,277)
Accounts receivable, net of allowance of $12,850 as of December 31, 2012	125,921	----
Due from Team Sports Super Store	---	27,137
Inventory	451,151	----
Due from Related Entity	42,013	----
Total current assets	626,839	25,860

Deposits	10,000	----
Total assets	$636,839	$25,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$506,177	$20,602
Customer deposits	155,122	----
Short term loans	99,184
Total current liabilities	760,483	20,602
Stockholders’ equity Series A Preferred voting shares,( $0.001par value), 2,000,000 authorized,1,000,000 and 0 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	1,000	----
Authorized – 40,000,000 shares; issued and outstanding – 37,500,000 shares and 40,000,000 shares at
December 31, and June 30, 2012, respectively	37,500	40,000
Treasury Stock receivable	2,500	----
Additional paid-in capital	234,700	190,700
Accumulated deficit	(399,434)	(225,442)
Total stockholders’ equity (deficit)	(185,968)	5,258
Total liabilities and stockholders’ equity	$636,839	$25,860

PROFORMA BALANCE SHEETS

	June 30, 2012	June 30, 2012,
	TSSS	Smack

ASSETS
Current assets:
Cash	$11,333	$100
Accounts receivable, net of allowance of $12,850 and $12,850 as of June 30, 2012	36,172	----
Employee Advances	300	----
Due from Team Sports Super Store	---	9,000
Inventory	468,627	----
Due from Related Entity	19,236	----
Total current assets	535,668	9,100

Deposits	10,000	----
Total assets	$545,668	$9,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$506,177	$20,602
Customer deposits	155,122	----
Short term loans	161,508	----
Total current liabilities	466,925	20,602
Stockholders’ equity Series A Preferred voting shares, par value $0.001, 1,000,000 issued and outstanding at December 31, 2012	1,000	----
Authorized – 40,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
June 30, 2012	40,000	40,000
Additional paid-in capital	161,000	161,030
Accumulated deficit	(122,257)	(212,532)
Total stockholders’ equity (deficit)	78,743	(11,502)
Total liabilities and stockholders’ equity	$545,668	$9,100

PROFORMA STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	TSSS		Smack	TSSS			Smack

Net sales	$324,248	$	----	$446,621		$	----
Cost of sales	193,351		----	300,756			----
Gross profit	130,896		----	145,865			----

Costs and expenses:
General and administrative	120,639		4,365	237,272			12,692
Professional and consulting fees	96,330		218	163,118			218
Design and development-e-commerce	8,008		----	10,186			----
Total costs and expenses	224,977		4,583	410,576			12,910
	(94,081)		(4,583)	(264,711)			(12,910)

Cost of beneficial stock conversion	(12,466)		---	(12,466)			---

Net Income (Loss) before taxes	(106,547)		(4,583)	(277,177)			(12,910)

Income tax provision (benefit)	---		---	--	-		---

Net Income (loss)	$(106,547)		$(4,583)	(277,177)			$(12,910)

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

Business of the Issuer

History and Organization

SMACK Sportswear ("we", "us", "our", “the Company" or the "Registrant") was organized October 31, 2007 (Date of Inception) under the laws of the State of Nevada, as Reshoot Production Company. The Company was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. The Company subsequently changed its corporate name from Reshoot Production Company to SMACK Sportswear on December 15, 2011.

On September 27, 2011, Bill Sigler took control over the management and ownership of SMACK Sportswear. Concurrently, he was managing Team Sports Superstore, Inc. a volleyball apparel retailer. As the sole shareholder Team Sports Superstore, Inc., Mr. Sigler entered into a Stock Value Agreement whereby he obtained control ownership of SMACK Sportswear in exchange for his commitment to sell Team Sports Superstore, Inc. to SMACK Sportswear upon completion of audited financials, as required by the U. S. Securities & Exchange Commission. Simultaneously, Mr. Bill Sigler on behalf of SMACK Sportswear entered into an Irrevocable Business Sales Agreement whereby he agreed to transfer 100% equity ownership of Team Sports Superstore to SMACK Sportswear in the form of a tax free exchange of stock, upon completion of the audit. This sale included all the assets, liabilities, trade names, and business operations of Team Sports Superstore, Inc.

Smack Sportswear, Inc. closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. Team Sports is a California corporation that markets and sells custom volleyball apparel and equipment products through the internet, retail, club teams and schools. This Report provides disclosure on behalf of the company as a whole when referring to Team Sports and Smack Sportswear.

On August 31, 2011, Mr. Sigler acquired 37,150,000 shares or 78.9% of the issued and outstanding shares of the Registrant in exchange for his commitment to sell Team Sports to Smack Sportswear upon completion of the audited financials. He subsequently became the Chief Executive Officer of the Company and is the major shareholder of Smack Sportswear.

Smack Sportswear has purchased one hundred (100%) percent ownership interest in Team Sports. The transaction is recorded as a reverse merger and resulted in a recapitalization with Team Sports being the acquirer for accounting purposes.

Change in Fiscal Year

Smack Sportswear closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. This purchase represents a substantial portion of the Company’s business. In connection with this transaction, the Company changed its fiscal year end to June 30 from December 31 to conform its fiscal year end to that of Team Sports Superstore.

Exit of the Development Stage

With the purchase of Team Sports Superstore, Inc., the Company now has recurring revenue transactions, and as a result, it is no longer considered to be a development stage company.

Team Sports Superstore Business Plan

The Company does its business through its wholly-owned subsidiary, Team Sports Superstore, Inc.

The Team Sports primary focus is on the sport of volleyball. Management believes volleyball has experienced consistent growth since 1990. Management also believes, it is also the fastest growing sport among teenage girls, and is expected to grow even faster now that Sand Volleyball has become an NCAA scholarship sport. Growth spurts often occur after the Olympics, which was the case in 2008 when the U.S. won gold in women’s & men’s beach, as well as men’s indoor volleyball. Since a volleyball team generally consists of up to 12 players; it is easier to obtain volume orders selling the same uniforms of volleyball sportswear to a team rather than an individual. Since most volleyball players participate in a team, it is easier to obtain volume orders.

The Company has built sales with little investment capital. The Company currently has two successful business segments which can be significantly grown with additional financing. The two current segments are: Team Apparel sales and the E-Commerce/Catalog segment.

Team Apparel Sales Segment

The SMACK Sportswear brand was established on the sands of Manhattan Beach in 1994. It holds approximately 10% of the Indoor Team Apparel market, and is looking to become a leader in the newly created Beach Uniform market. Although Asics and Mizuno hold the majority of sales in this space, the Company offers a number of benefits over these larger companies. The Company delivers a product which can be widely customized, and meets equal or better price points. Also the Company offers a “One Stop Shop” opportunity by offering other services like decorating, equipment, and fundraising apparel, which in turn saves coaches and club directors time and money. Historically the Company has not widely marketed to this segment and most sales have resulted from reputation and word of mouth. For the upcoming season, the company hopes to aggresively market to this custumer base via numerous marketing strategies including E-Commerce, Digital Catalogs, and direct contact methods.

E-Commerce/Catalog Segment

The management of Team Sports is developing a sophisticaed E-Commerce marketing program. This strategy includes both SmackSportswear.com, as well as the existing web store VBSuperstore.com. It also includes a market growth strategy utilizing certain internet marketing systems, social network marketing systems, and a cost reduction strategy under which the printed and mailed catalog will be replaced over a short time by a fully on-line digital catalog. As a licensed partner with the AVP Pro Volleyball Tour, USA Beach Volleyball, and the National Collegiate Sand Volleyball Association, the company was able to gain email lists of over 400,000 active athletes that will help to grow the E-commerce portion of the business. Other areas the company has been pursuing include setting up Affiliate Web Stores for 4000 volleyball clubs around the U.S., as well as setting up stores for the top pro volleyball tours and the National Collegiate Sand Volleyball Tour. Further expansion strategies include international expansion of the brand taking advantage of the great acceptance of California brands worldwide and the huge acceptance of volleyball internationally.

Management believes that Team Sports has a number of competitive advantages, which include:

•         In-house manufacturing

•         Strong and diverse management team

•         Educated and experienced staff

•         Online design capabilities for customers

Team Sports Superstore is building a brand to be respected and recognized. A capital infusion would be used explicitly for growing the Company via creative and aggressive marketing strategies leveraging the existing brand and expanding the existing channels of distribution. The following briefly details management’s growth plan in its business segments.

Team Apparel

Indoor team apparel - there exists an opportunity for growth in the team segment. Although the company has a decent share of the custom uniform market, the stock uniform business is by far the largest segment and one in which the Company has little participation. The present distribution model is direct sales, however the company may expand distribution through the retailer network that sells volleyball equipment and apparel, online suppliers, and other wholesale avenues. Management also believes that growth opportunities can be achieved by additional financing and utilizing aggressive marketing strategies. International expansion offers another opportunity for growth. There are hundreds of pro indoor volleyball leagues throughout Europe, Asia, South America and Australia – with volleyball being the 2nd most popular sport in the world, International expansion will allow for drastic growth.

Sand team apparel - The NCAA approved Sand Volleyball as a scholarship sport in 2011. This will provide another expanding market for the Company to exploit.

No other Company is making custom athletic beach team wear. SMACK has been the first to market and promote beach team wear since 2009. It is important for SMACK to capitalize on being the first to market and expand its ownership of this space thru strategic partnerships, and by using the existing reach SMACK has thru mail order, email lists, and a comprehensive marketing plan. Marketing to this demographic will fuel synergistic growth of Smack’s Beach Active wear.

E-Commerce/Catalog – Team Sports is enhancing and modifying its E-Commerce technology to take advantage over the competition’s online volleyball marketing. Management’s goal is to have multiple web-stores ranking on page 1 of Google (for all key volleyball related search terms) by the end of 2013. The Company is presently modifying its sites to maximize optimization, navigation, and aesthetics. Implementing a targeted marketing campaign and leveraging strategic partnerships will assist in reaching the goals. The Affiliate program will allow the Company to have stores on thousands of volleyball related websites, including large national organizations like USA Volleyball.

Active BeachWear - The current two business segments are very recognized and after years of growth can now be used to aggressively launch a SMACK Active BeachWear Line to be sold thru multiple channels. In terms of active beachwear, there are the surf wear companies like Quiksilver and Roxy, which are viewed as cool but not necessarily functional for beach sports, as well as companies like Speedo and Nike, which when it comes to the beach, are not viewed as beach lifestyle brands. The Smack line of sportwear will be specifically designed and directed at the active person who is seeking supportive and functional active wear while simultaneously possessing the fashionality of the most current youthful and successful concepts. Smack’s bikinis are worn by the 2010 World Champions as well as more pro athletes than any other company. With the NCAA launching beach volleyball in 2012, Smack will aim to become positioned as the #1 player in this market, then expand to national retail chains. The Company believes there is an opportunity to fill a niche in the Action Sports apparel market with So Cal inspired performance beach/swim wear.

Business Strategy Opportunities

•         Duplicate the current apparel and e-commerce models into other sports

•         International distribution – Volleyball is the 2nd most popular sport in the world. There are many opportunities to leverage relationships with top pros playing internationally to gain revenues in team, beach, and ecommerce.

•         Opening a Flagship store, then other similar stores, where only the Company brands are sold.

•         Expand into footwear, sunglasses, accessories

•         Acquisition of synergistic companies/brands that allow for exponential growth

•         Strategic partnerships/licensing deals that allow for revenue/profit growth.

Competition

The Company is in direct competition with producers of sport apparel. Many of these producers have significantly greater resources. The Company also expects the number of competitors to increase. The sports apparel industry is highly competitive. Factors contributing to the industry's increasingly competitive market include fashion changes, fashion trends, acceptability of different fabrics and other personal fashion factors. Most all competitors, such as Asics and Mizuno have significantly greater financial, marketing and other resources, and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies. All of this may contribute to intensifying competition and may affect our future revenue growth.

Patents, trademarks, franchises, concessions, royalty agreements

Team Sports currently has no pending or provisional patents nor any trademark applications filed. The Smack brand has been operated since 1994. We have developed our own proprietary technology, and processes. We produce our finished apparel at our facilities in Torrance, California. We regard our technologies and processes as trade secrets. We recognize that trade secrets are difficult to protect. We intend to enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations.

This means we may be required to make significant expenditures to comply with governmental laws and regulations, including labeling laws and privacy laws, compliance with which may require significant additional expense. Complying with existing or future laws or regulations may materially limit our business and increase our costs. Failure to comply with such laws may expose us to potential liability and have a material adverse effect on our results of operations.

Employees

The Company has one full time employee, and twelve (12) independent contractors, at this time.

The Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Revenue

The acquisition of Team Sports Superstore acquired December 6, 2012; however for comparison purposes this report includes the entire period for both 2012 and 2011.

Net sales for the six months ended December 31, 2012 totaled $446,621 versus $957,654 for 2011. Sales of wholesale revenue to teams and volleyball clubs totaled $435,432 for the six months ended December 31, 2012 versus $971,844 for the six months ended December 31, 2011. Much of the decrease in 2012 was due to teams requesting later deliveries as January 2013 revenue was in excess of $300,000. Sales discounts which are to volleyball clubs with recurring revenue were $39,517 for the six months ending December 31, 2012 compared to $53,069 for the six months ending December 31, 2011. Sales discounts are in line with expectations, with more team sales in 2011 and more club sales in 2012. Retail e-commerce revenue for the six months ending December 31, 2012 was $43,214 compared to $14,310 in the same period in 2011 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Six Months Ended December 31
	2012	2011	Percent Increase/ Decrease
General and Administrative	$249,964	$273,313	(8.5)%
Professional Fees	163,336	69,046	136.5%
E-Commerce development	10,186	75,548	(86.5)%

Total Expenses	$423,486	$417,907	1.3%

The increase in our total expenses for the six months ended December 31, 2012 was due to an increase of professional fees associated with the audit and acquisition of Team Sports Superstore offset by a decrease in e-commerce development.

For the six months ended December 31, 2012, our general and administrative expenses totaled $249, 964, of which $25,179 was for advertising and marketing, 127,729 was for labor expense, bank and merchant account charges were $29,587, shipping expense was $15,482, and telephone costs were 9,604. For the six months ended December 31, 2011, our general and administrative expenses totaled $273,313, of which $11,660 was for advertising and marketing, 187,580 was for labor expense in line with increased activity, bank and merchant account charges were $7,513, shipping expense was $16,300, and telephone costs were $6,379.

For the six months ended December 31, 2012 professional fees were $163,336 compared to $69,046 in the same period in 2011. In 2012, accounting fees were $69,630, legal fees $24,498, marketing and sales consulting $64,692 and IT consulting was $4,116. In 2011, accounting fees were $54,303, legal fees $6,460, marketing and sales consulting $8,282 and IT consulting was $0.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development, the majority of which occurred in 2011.

The Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenue

The acquisition of Team Sports Superstore acquired December 6, 2012; however for comparison purposes this report includes the entire period for both 2012 and 2011.

Net sales for the three months ended December 31, 2012 totaled $324,248 versus $760,946 for 2011. Sales of wholesale revenue to teams and volleyball clubs totaled $315,268 for the three months ended December 31, 2012 versus $783,809 for the three months ended December 31, 2011. Much of the decrease in 2012 was due to teams requesting later deliveries as January 2013 revenue was in excess of $300,000. Sales discounts which are to volleyball clubs with recurring revenue were $22,374 for the three months ending December 31, 2012 compared to $42,234 for the three months ending December 31, 2011. Sales discounts are in line with expectations. Retail e-commerce revenue for the three months ending December 31, 2012 was $27,196 compared to $911 in the same period in 2011 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended December 31
	2012	2011	Percent Increase/ Decrease
General and Administrative	$125,004	$164,515	(24.0)%
Professional Fees	96,548	49,933	93.3%
E-commerce development	8,008	73,205	(90.1)%

Total Expenses	$229,560	$287,653	4.1%

The increase in our total expenses for the six months ended December 31, 2012 was due to an increase of professional fees associated with the audit and acquisition of Team Sports Superstore, offset by the decrease in e-commerce development.

For the three months ended December 31, 2012, our general and administrative expenses totaled $125,004, of which $16,331 was for advertising and marketing, $57,479 was for labor expense, bank and merchant account charges were $15,935, shipping expense was $10,044, and telephone costs were $6,604. For the three months ended December 31, 2011, our general and administrative expenses totaled $164,515, of which $9260 was for advertising and marketing, $109,696 was for labor expense in line with increased activity, bank and merchant account charges were $5,336, shipping expense was $11,649, and telephone costs were $3,319.

For the three months ended December 31, 2012 professional fees were $96,548 compared to $49,933 in the same period in 2011. In 2012, accounting fees were $29,985, legal fees $22,892, marketing and sales consulting $39,670 and IT consulting was $390. In 2011, accounting fees were $41,390, legal fees $4,961, marketing and sales consulting $3,582 and IT consulting was $0.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development, most of which occurred in 2011.

Liquidity and Capital Resources

As of December 31, 2012 the Company has current assets of $625,562 and total current liabilities of $753,948. Much of the liabilities were as a result of the acquisition of Team sports Superstore and include past due sales tax, payroll tax and income tax payments not made because of lack of funds. The balance of the liabilities are short term loans.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of December 31, 2012, the Company has accumulated operating losses of approximately ($412,410) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Plan of Operation

It is unclear whether the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs and well as building its infrastructure will most likely exceed any anticipated revenues for the coming year.

The Company's current need for capital may change dramatically if it can generate significant additional revenues from its operations. Currently the Company requires additional funds and is seeking loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended

December 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

RISK FACTORS

TEAM SPORTS SUPERSTORE HAS A LIMITED OPERATING HISTORY.

Team Sports has a limited operating history. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of Team Sports must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which Team Sports will be operating.

IF TEAM SPORTS'S BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT TEAM SPORTS MAY BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND IF WE DISCONTINUE OPERATIONS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

As discussed in the Financial Statements included in this Report, at the six months ended December 31, 2012, the Company had negative cash flow in operating activities of $(159,626). As of December 31, 2012, the Company’s current liabilities exceeded its current assets by $118,386. For the six months ending December 31, 2012, the Company had a net operating loss after taxes of $(290,087) and compared to a net operating profit, after taxes of $227,682 for the same period last year.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and Team Sports’ independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2012 and the three month unaudited interim period ending September 30, 2012.

The Company’s ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. Team Sports ' business plan may not be successful in addressing these issues. If Team Sports cannot continue as a going concern, its stockholders may lose their entire investment.

Failure to raise additional financing will cause us to go out of business. Further, we cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations. If this happens, you could lose all or part of your investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT TEAM SPORTS WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Team Sports ability to continue to operate as a going concern is fully dependent upon Team Sports obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to Team Sports ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that Team Sports will ever be able to operate profitably or derive any significant revenues from its operation.

Risks Related to Smack Sportswear’s Business

We have a limited product and technology portfolio at the current time.

There can be no assurance that any of Team Sports Superstore’s product concepts will be successfully developed, prove to be safe and efficacious, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

There can be no assurance that any Team Sports Superstore’s concepts might license in or acquire in the future will be successfully developed, prove to be safe and efficacious, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products we may develop, we may not be able to generate increased product revenue.

We do not currently have a well defined organization for the sales, marketing and distribution of our apparel products. In order to market our products, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many apparel companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We are subject to various laws and regulations where we operate our business.

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission as well as environmental laws and regulations. This means we may be required to make significant expenditures to comply with governmental laws and regulations, including labeling laws and privacy laws, compliance with which may require significant additional expense. Complying with existing or future laws or regulations may materially limit our business and increase our costs. Failure to comply with such laws may expose us to potential liability and have a material adverse effect on our results of operations.

The sports apparel industry is subject to pricing pressures that may cause us to reduce the future gross margins for our products.

Average prices in the sports apparel industry have been declining over the past several years, primarily as a result of the growth of the mass merchant channel of distribution, increased competition, consolidation in the retail industry and a promotional retail environment.

To be competitive, we will be required to adjust our prices in response to these industry-wide pricing pressures. Many of our competitors source their product requirements, from lesser-developed countries to achieve lower operating costs. Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

Moreover, increased customer demands for markdown allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices.

We may not be able to keep pace with constantly changing sports apparel fashion trends, and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

Our success will depend, in part, on management's ability to anticipate and respond effectively to rapidly changing fashion sport trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. If we are unable successfully to anticipate, identify or react to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower and we may be faced with a significant amount of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions, to provide markdown allowances to our customers, or to liquidate excess merchandise, any of which could have a material adverse effect on our net sales and profitability. Our brand image may also suffer if customers believe that we are no longer able to offer innovative products, respond to the latest fashion trends or maintain the quality of our products.

Even if we are able to anticipate and respond effectively to changing fashion sport trends and consumer preferences, our competitors may quickly duplicate or imitate one or more aspects of our products, promotions, advertising, brand image and business processes, whether or not they are protected under applicable intellectual property law, which may materially reduce our sales and profitability.

The loss of one or more of our future suppliers of finished goods or raw materials may interrupt our supplies.

We purchase sport apparel from a limited number of third-party manufacturers. We do not have any material or long-term contracts with any of our suppliers. Furthermore, our finished goods suppliers also purchase the fabrics and accessories used in our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.

Increases in the price of raw materials used to manufacture our sports apparel could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, synthetic fabrics and cotton-synthetic blends. The prices for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics, and there can be no assurance that prices for these and other raw materials will not increase in the near future.

These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Fluctuations in crude oil or petroleum prices may also influence the prices of related items such as chemicals, dyestuffs, man-made fiber and foam. Any raw material price increase would increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

The worldwide sports apparel industry is heavily influenced by general economic conditions.

The worldwide sports apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of sports apparel and related goods tend to be highly correlated with changes in the disposable income of consumers. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates could adversely affect the future sales of our products.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Because of the emerging nature of the apparel markets in which we compete, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate any revenues is solely dependent on our ability to market and sell our apparel products. The size of any future revenues depends on the choices of individuals the Company intends to recruit to assist with the development and implementation of future sales and marketing programs, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

Our business and the sport apparel industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on our ability to compete in this fluctuating market. As such, our actual operating results may differ substantially from our projections.

If we lose or fail to retain the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Bill Sigler is critical to our overall management as well as the development of our technology, our culture and our strategic direction. All of our current executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

We may not be able to find suitable employees, who can help us move our business forward.

The Company currently relies heavily upon the services and expertise of Bill Sigler, CEO of the Company. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. Our officers can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

We rely on trained personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of trained individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain trained personnel for all areas of our organization. Competition in the apparel industry for qualified employees is intense, especially on the West Coast and it is likely that certain of our competitors will directly target certain of our employees in the future. Our continued ability to compete effectively depends on our ability to retain and motivate those employees.

We may also need to hire additional qualified personnel with expertise in the apparel industry, government regulation, manufacturing and sales and marketing. We compete for qualified individuals with numerous companies and other emerging entrepreneurial companies. Competition for such individuals, particularly in California is intense, and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

We may not successfully manage any growth that we may experience.

Our success will depend upon the expansion of our operations and the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire technologies, services or products or in-license technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

Risks Related to Our Intellectual Property

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Because we operate in the highly competitive sports apparel field, we need to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We intend to enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Risks Related to Our Stock

WHEN BILL SIGLER, CEO OF THE COMPANY, BECAME THE LARGEST SHAREHOLDR OF THE COMPANY, IT GAVE THEM THE ABILITY TO CONTROL THE COMPANY WITHOUT THE OTHER SHAREHOLDER’S APPROVAL.

Mr. Bill Sigler is the largest stockholder and has the right to vote approximately 60.7%% of Smack Sportwear's outstanding common stock. As a result, he has the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a)      election of a board of directors;

b)      removal of any director;

c)      amendment of Articles of Incorporation or bylaws; and

d)      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Bill Sigler could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

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

Our common shares are subject to the "Penny Stock" Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to recIEve a return on their shares unless they sell them.

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

Now that Smack Sportswear is a fully reporting company with the SEC, it will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Management expects to incur approximately $40,000 of incremental operating expenses in 2013.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at December 31, 2012 (unaudited), and June 30, 2012 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and six month period ended December 31, 2012 and December 31, 2011.

(3) Unaudited Interim Condensed Statements of Cash Flows for the six-month period ended December 31, 2012 and December 31, 2011.

(4) Notes to the Unaudited Condensed Interim financial statements.

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

Smack Sportswear Registrant

Date: March 15, 2013	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive