Form 10-Q
period 2013-03-31
Smack Sportswear
filed 2013-05-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, the registrant's outstanding common stock consisted of 40,000,000 shares, $0.001 par value; and the registrant's outstanding preferred stock consisted of 1,000,000 shares, $0.001 par value.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2013

Part 1. Financial Information

Item 1. Financial Statements

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$131	$11,433
Accounts receivable, net of allowance of $12,850 and $12,850 as of March 31, 2013 and June 30, 2012, respectively	58,069	36,172
Employee Advances	---	300
Inventory	400,264	468,627
Due from Related Entity	19,273	19,236
Total current assets	477,737	535,768

Deposits	10,000	10,000
Total assets	$487,737	$545,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$451,510	$424,279
Customer deposits	17,943	17,740
Short term loans – net of discount	179,917	36,508
Total current liabilities	649,370	478,527
Stockholders’ equity Series A Voting Preferred shares, ($0.001par value), 200,000 shares authorized, 1,000,000 and 0 issued and outstanding at March 31, 2013 and June 30, 2012	1,000	----
Authorized – 70,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
March 31, 2013 and June 30, 2012	37,500	40,000
Treasury Stock receivable	2,500	----
Additional paid-in capital	320,191	161,030
Accumulated deficit	(522,824)	(133,789)
Total stockholders’ equity (deficit)	(161,633)	67,241
Total liabilities and stockholders’ equity	$487,737	$545,768

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013		2012	2013		2012

Net sales	$396,510		$231,283	$843,131		$1,188,936
Cost of sales	216,865		243,161	517,621		556,624
Gross profit	179,645		(11,878)	325,510		632,312

Costs and expenses:
General and administrative	146,281		149,842	396,245		391,971
Professional and consulting fees	115,734		61,221	279,070		130,267
Design and development-e-commerce	2,144		1,401	12,330		76,948
Total costs and expenses	264,159		212,463	687,645		599,186
	(84,515)		(224,342)	(362,136)		33,126

Cost of beneficial stock conversion	(25,900)		---	(38,366)		---

Net Income (Loss) before taxes	(110,415)		(224,342)	(400,502)		33,126

Income tax provision (benefit)	---		---	--	-	---

Net Income (loss)	$(110,415)		$(224,342)	(400,502)		$33,126

Net Income (loss) per common share - basic and diluted	$(0.01)	$	(0.01)	(0.01)		0.01
Weighted average number of common shares outstanding - basic and diluted	40,000,000		38,000,000	40,000,000		38,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net income (loss)	$(400,502)	$33,126
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Provision for bad debts	----	12,850
Cost of Beneficial conversion of shares	38,366

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(21,897)	(33,186)
Due from related entity	(37)	(60,909)
Inventory	68,363	(282,337)
Employee advances	300

Increase (decrease) in -
Customer deposits	203	12,562
Payroll tax payable	(6,734)	57,294
Accrued compensation	62,532	(1,034)
Accounts payable and accrued expenses	(28,566)	(15,084)
Net cash used in operating activities	(287,972)	(276,718)

Cash flows from investing activities

Net cash used in investing activities	---	---

Cash flows from financing activities
Proceeds from private placements	---	192,967
Proceeds from short term loans	247,000	---
Loan from related party-officer	29,670	69,488
Repayment of related party loans	---	3,000
Net cash provided by financing activities	276,670	265,455

Net cash increase(decrease) for the period	(11,302)	(11,263)
Cash at beginning of period	11,433	5,247
Cash and cash equivalents at end of period	$131	$(6,016)

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Nine Months Ended March 31,
		2013		2012

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for -
Interest	$	---	$	----

Income taxes	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

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

Change in Fiscal Year

Smack Sportswear closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. This purchase represents a substantial 2011portion of the Company’s business. In connection with this transaction, the Company changed its fiscal year end to

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally required no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

estimated to be approximately 1% of net sales, or $12,850 and $12,850 at March 31, 2013 and June 30, 2012, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

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

Customer Deposits

Once a contract has been signed and The Company commences manufacturing custom apparel there is no refund. The company asks teams and clubs for a 50% deposit upon agreement, As of March 31, 2013 and June 30, 2012 there was $17,943 and $17,740, respectively in customer deposits.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

Advertising Policy

Our advertising fees are expensed as incurred. Advertising expenses included direct marketing, catalog, conventions, trade shows and printing cost. Total advertising costs for the nine months ended March 31, 2013 and 2012 was $42,039 and $24,656, respectively.

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

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

NOTE 3. GOING CONCERN

These interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2013, the company has accumulated operating losses of approximately $522,824 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Note 4. Common and Preferred Stock

Description of Securities

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. As of March 31, 2013, there are 40,000,000 shares of our common stock issued and outstanding, held by approximately 60 shareholders of record and 1,000,000 unregistered Series A preferred stock issued and outstanding, held by Mr. Bill Sigler. The preferred shares have been issued to Mr. Sigler in exchange for transferring 2.5 million shares of his Common stock to the Company’s ESOP Plan, which transfer had not yet occurred at year-end.

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

March 31, 2013 and 2012

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

On December 4, 2012, Smack Sportswear agreed to issue 1,000,000 shares of its unregistered Series A Preferred Voting Stock to Mr. Bill Sigler, CEO of the Company in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings, to the Company’s Employee Stock Option Plan (“ESOP”), which transfer had not occurred at March 31, 2013.

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

Note 5. Accounts Receivable

The Company had Accounts Receivable at March 31, 2013 and June 30, 2012 of $58,069 and $36,172, respectively. The allowance for doubtful accounts at March 31, 2013 and June 30, 2012 was $12,850 and $12,850 respectively.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

Note 6. Inventory

Inventory is valued at the lower cost or market with cost determined by the average cost method. Inventories consisted of the following:

	March 31, 2013	June 30, 2012
Raw Materials	$194,931	$192,182
Assembled Goods	34,144	34,944
Finished Goods	171,189	241,502
Total Inventory	$400,264	$468,627

Note 7. Commitments and Contingencies

 The Company’s executive and head office is located at 1765 Oak Street, Torrance CA. The Company has signed a three year lease at a monthly rental of $6,722 which ends on October 31, 2013. Total rent expense for the three months ended March 31, 2013 and 2012 was $20,166 and $19,866, respectively. Total rent expense for the nine months ended March 31, 2012 and 2012 was $59,998 and $57,210, respectively.

     The table below sets forth the Company’s lease obligations through October 31, 2013.

Year ending June 30,

2013	$40,332
2014	26,888

$67,220

Note 8. Related Party Transactions

As of March 31, 2013 and June 30, 2012 officer and director Bill Sigler owed the Company $19,273 and $19,236, respectively. This unsecured obligation is due on demand, is non-interest bearing and is included in the accompanying financial statements as Due from Related Entity. This receivable has been evaluated for impairment and The Company has no doubt of being fully collected. In addition, an officer has loaned the company $14,000 as described in Note 9.

Accrued Compensation

As of March 31, 2013 compensation accrued and due Bill Sigler is $89,117. As of June 30, 2012, compensation accrued and due to Bill Sigler was $26,964 and due to employees was $7,151.

Smack Sportswear, Inc and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

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

On October 19, 2012, the amount of the note was increased from $250,000 to $300,000 and the note holder had 70 days from October 19, 2012 to loan additional funds to the Company. The note holder forgave all accrued and future interest in exchange for the right to convert the note into Common stock of the Company at a conversion price of $0.06 per share. At October 19, 2012 $63,000 had been funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company assumed a discount of 50% of the note due to the beneficial conversion of the Company’s common stock and calculated a beneficial conversion cost of $31,500 [$63,000*.50/.06per share X $0.06]. On December 24, 2012 an additional $65,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share, or a 66.7% discount to the note and the company calculated a $43,300 [$65,000 *.333/$0.06 per share X $0.12] beneficial conversion cost. The total beneficial conversion cost totals $74,790 and is being amortized in the amount of $12,466 per quarter up to and including the quarter ending March 31, 2015.According to the amendment, the Company had until January 18, 2013 to buy back (repay) the note, and did not do so.

On January 10 and 11th $101,000 was funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company assumed a discount of 50% of the note due to the beneficial conversion of the Company’s common stock and calculated a beneficial conversion cost of $50,500 [$101,000*.50/.06per share X $0.06]. On January 15th, an additional $25,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share, or a 66.7% discount to the note and the company calculated a $16,667 [$25,000 *.333/$0.06 per share X $0.12] beneficial conversion cost. The total beneficial conversion cost totals $141,957 ($74,790+$50,500+$16,667) and is being amortized in the amount of $38,366 per quarter up to and including the quarter ending March 31, 2015.

Smack Sportswear Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

Short-term Loans at March 31, 2013

Short-term loan- June 30, 2010	$19,508
Short-term loan- July 14, 2012	14,000
Convertible note-April 5, 2012	250,000
$283,508
Less: Value of Beneficial Conversion	(103,591)

Short-term loans per Balance sheet	$ 179,917

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

There will be no Federal or California State Income tax liability for FYE 6/30/2010, FYE 6/30/2011,or FYE 6/30/2012. The remaining NOL carryover to future years will be $85,137. The NOL carryover will expire in FYE 6/30/2032.

The company has a net loss of $400,502 for the nine months ended March 31, 2013 and has not calculated a tax provision (benefit). There is no deferred tax asset because it is fully offset by a valuation allowance.

Note 11. Penalties on Taxes Payable

As of March 31, 2013 and June 30, 2012 there was sales tax liability outstanding of $61,611 and $50,460 respectively. This included penalties at 10% of the outstanding balance per the California Board of Equalization tax policies on penalties for non-paid sales taxes. The company was unable to pay down the balance due to a shortage of cash.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

March 31, 2013 and 2012

As of March 31, 2013 and June 30, 2012 there was a payroll tax liability outstanding of $149,988 and $149,192 respectively. This included penalties at 15% of the outstanding balance. The company was unable to pay down the balance due to shortage of cash.

Note 12. Subsequent Events

Additional funds on the Convertible Note (see footnote 9) totaling $16,000 have been received up to the date of this filing. The Company has decided to continue to accept funds up to the maximum amount of $300,000 stated in the promissory note.

The Company has evaluated subsequent events through the date which this report was filed.

Note 13. Proforma balance Sheets and Statements of Operations

The Company is providing individual Balance Sheets for Team Sports Super Store (TSSS) and Smack Sportswear for March 31, 2013 and June 30, 2012. The Company is providing individual Statements of Operations for Team Sports Super Store (TSSS) and Smack Sportswear for the 3 months and nine months ended March 31, 2013.

PROFORMA BALANCE SHEETS

	March 31, 2013	March 31, 2013
	TSSS	Smack

ASSETS
Current assets:
Cash	$131	$0
Accounts receivable, net of allowance of $12,850 as of March 31, 2013	58,069	----
Due from Team Sports Super Store	---	27,137
Inventory	400,264	----
Due from Related Entity	19,273	----
Total current assets	477,737	27,137

Deposits	10,000	----
Total assets	$487,737	$27,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$451,510	$21,879
Customer deposits	17,943	----
Short term loans	179,917
Total current liabilities	649,370	21,879
Stockholders’ equity Series A Preferred voting shares,( $0.001par value), 2,000,000 authorized,1,000,000 and 0 issued and outstanding at March 31, 2013 and June 30, 2012	1,000	----
Authorized – 70,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
March 31, 2013 and June 30, 2012	37,500	40,000
Treasury Stock receivable	2,500	----
Additional paid-in capital	320,191	190,700
Accumulated deficit	(522,824)	(225,442)
Total stockholders’ equity (deficit)	(161,633)	5,258
Total liabilities and stockholders’ equity	$487,737	$27,137

PROFORMA BALANCE SHEETS

	June 30, 2012	June 30, 2012,
	TSSS	Smack

ASSETS
Current assets:
Cash	$11,333	$100
Accounts receivable, net of allowance of $12,850 and $12,850 as of June 30, 2012	36,172	----
Employee Advances	300	----
Due from Team Sports Super Store	---	9,000
Inventory	468,627	----
Due from Related Entity	19,236	----
Total current assets	535,668	9,100

Deposits	10,000	----
Total assets	$545,668	$9,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$506,177	$20,602
Customer deposits	155,122	----
Short term loans	161,508	----
Total current liabilities	466,925	20,602
Stockholders’ equity Series A Preferred voting shares, par value $0.001, 1,000,000 issued and outstanding at March 31, 2013	1,000	----
Authorized – 70,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
June 30, 2012	40,000	40,000
Additional paid-in capital	161,000	161,030
Accumulated deficit	(122,257)	(212,532)
Total stockholders’ equity (deficit)	78,743	(11,502)
Total liabilities and stockholders’ equity	$545,668	$9,100

PROFORMA STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	TSSS		Smack	TSSS			Smack

Net sales	$396,510	$	----	$843,131		$	----
Cost of sales	216,865		----	517,621			----
Gross profit	179,645		----	325,510			----

Costs and expenses:
General and administrative	146,281		----	383,335			12,692
Professional and consulting fees	115,734		----	294,070			218
Design and development-e-commerce	2,144		----	12,330			----
Total costs and expenses	264,159		----	674,735			12,910
	(84,515)		----	(349,226)			(12,910)

Cost of beneficial stock conversion	(25,900)		----	(38,366)			---

Net Income (Loss) before taxes	(110,415)		----	(387,592)			(12,910)

Income tax provision (benefit)	---		----	--	-		---

Net Income (loss)	$(110,415)	$	----	(387,592)			$(12,910)

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

Employees

The Company has one full time employee, and ten (10) independent contractors, at this time.

The Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Revenue

The acquisition of Team Sports Superstore acquired December 6, 2012; however for comparison purposes this report includes the entire period for both 2013 and 2012.

Net sales for the nine months ended March 31, 2013 totaled $843,131 versus $1,188,936 for 2012. Sales of wholesale revenue to teams and volleyball clubs totaled $815,888 for the nine months ended March 31, 2013 versus $1,217,743 for the nine months ended March 31, 2012. Sales discounts which are to volleyball clubs with recurring revenue were $63,284 for the nine months ending March 31, 2013 compared to $79,238 for the nine months ending March 31, 2012. Sales discounts are in line with expectations, with more team sales in 2012 and more club sales in 2013. Retail e-commerce revenue for the nine months ending March 31, 2013 was $65,535 compared to $17,256 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Nine Months Ended March 31
	2013	2012	Percent Increase/ Decrease
General and Administrative	$396,245	$391,971	1.09%
Professional Fees	279,070	130,267	114.22%
E-Commerce development	12,330	76,948	(524.08)%

Total Expenses	$687,645	$599,187	14.76%

The increase in our total expenses for the nine months ended March 31, 2013 was due to an increase of professional fees associated with the audit and acquisition of Team Sports Superstore offset by a decrease in e-commerce development.

22

For the nine months ended March 31, 2013, our general and administrative expenses totaled $396,245 of which $42,039 was for advertising and marketing, $170,182 was for labor expense, bank and merchant account charges were $48,812, shipping expense was $59,395, and telephone costs were 12,330. For the nine months ended March 31, 2012, our general and administrative expenses totaled $391,971, of which $24,656 was for advertising and marketing, $252,385 was for labor expense in line with increased activity, bank and merchant account charges were $25,070, shipping expense was $49,793, and telephone costs were $9,046.

For the nine months ended March 31, 2013 professional fees were $279,070 compared to $130,267 in the same period in 2012. In 2013, accounting fees were $155,212, legal fees $34,805, marketing and sales consulting $79,538 and IT consulting was $4,116. In 2012, accounting fees were $103,372, legal fees $17,996, marketing and sales consulting $8,899 and IT consulting was $0.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

The Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

The acquisition of Team Sports Superstore acquired December 6, 2012; however for comparison purposes this report includes the entire period for both 2012 and 2011.

Net sales for the three months ended March 31, 2013 totaled $396,510 versus $231,283 for 2012. Sales of wholesale revenue to teams and volleyball clubs totaled $380,456 for the three months ended March 31, 2013 versus $245,899 for the three months ended March 31, 2012. Much of the increase in 2013 was due to teams requesting deliveries after December. Sales discounts which are to volleyball clubs with recurring revenue were $23,832 for the three months ending March 31, 2013 compared to $26,169 for the three months ending March 31, 2012. Sales discounts are in line with expectations. Retail e-commerce revenue for the three months ending March 31, 2013 was $22,321 compared to $2,946 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31
	2013	2012	Percent Increase/ Decrease
General and Administrative	$146,281	$149,842	(2.38)%
Professional Fees	115,734	61,221	89.04%
E-commerce development	2,122	1,401	34.67%

Total Expenses	$264,159	$212,463	24.33%

The increase in our total expenses for the six months ended March 31, 2013 was due to an increase of professional fees associated with the audit and acquisition of Team Sports Superstore, offset by the decrease in e-commerce development.

For the three months ended March 31, 2013, our general and administrative expenses totaled $146,281, of which $26,860 was for advertising and marketing, $41,091 was for labor expense, bank and merchant account charges were $20,264, shipping expense was $40,037, and telephone costs were $2,648. For the three months ended March 31, 2012, our general and administrative expenses totaled $149,842, of which $12,996 was for advertising and marketing, $64,249 was for labor expense in line with increased activity, bank and merchant account charges were $17,556, shipping expense was $33,495, and telephone costs were $2,665.

For the three months ended March 31, 2013 professional fees were $115,734 compared to $61,221 in the same period in 2012. In 2013, accounting fees were $100,581, legal fees $307.16, marketing and sales consulting $14,846 and IT consulting was $0. In 2012, accounting fees were $49,069, legal fees $11,535, marketing and sales consulting $616 and IT consulting was $0.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

Liquidity and Capital Resources

As of March 31, 2013 the Company has current assets of $477,737 and total current liabilities of $649,370. Much of the liabilities were as a result of the acquisition of Team sports Superstore and include past due sales tax, payroll tax and income tax payments not made because of lack of funds. The balance of the liabilities are short term loans.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of March 31, 2013, the Company has accumulated operating losses of approximately ($522,824) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of March 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended

March 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

As discussed in the Financial Statements included in this Report, at the nine months ended March 31, 2013, the Company had negative cash flow in operating activities of $(287,972). As of March 31, 2013, the Company’s current liabilities exceeded its current assets by $171,633. For the nine months ending March 31, 2013, the Company had a net operating loss after taxes of $(400,502) and compared to a net operating profit, after taxes of $33,126 for the same period last year.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and Team Sports’ independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2012 and the three month unaudited interim period ending March 31, 2013.

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

(1) Interim Condensed Balance Sheets at March 31, 2013 (unaudited), and June 30, 2012 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and six month period ended March 31, 2013 and March 31, 2012.

(3) Unaudited Interim Condensed Statements of Cash Flows for the six-month period ended March 31, 2013 and March 31, 2012.

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

Smack Sportswear Registrant

Date: May 15, 2013	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive