Form 10-K
period 2013-06-30
Smack Sportswear
filed 2013-10-15
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53049

SMACK SPORTSWEAR

(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

20316 Gramercy Place, Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

(310) 787-1222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2013, the registrant's outstanding common stock consisted of 40,000,000 shares, $0.001 par value; and the registrant's outstanding preferred stock consisted of 1,000,000 shares, $0.001 par value

Smack Sportswear, Inc.

For the Year Ended June 30, 2013

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 8 of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", means Smack Sportswear, Inc.. and our wholly-owned subsidiary, Team Sports Superstore unless otherwise indicated.

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

Agreement with Phiten

We have signed an agreement with Phiten, a Japanese company which is the innovative originator of the titanium necklace and precious metal infused sports accessories. The agreement gives Smack sportswear Inc. a license to infuse our clothing with Phiten’s ACQUA-METAL technology. The pupose of the technology is to help athletes excel during sports activity. The company’s plans to use the new technology in its beach, team and core performance apparel.

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

Employees

The Company has one full time employee, and nine (9) independent contractors, at this time.

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

As discussed in the Financial Statements included in this Report, at the Year ended June 30, 2013, the Company had negative cash flow in operating activities of $(315,632). As of June 30, 2013, the Company’s current liabilities exceeded its current assets by $267,085. For the Year ending June 30, 2013, the Company had a net operating loss after taxes of $(495,953) and compared to a net operating loss, after taxes of $(245,619) for the same period last year.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and Smack Sportswear’ independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2012 and the Year ending June 30, 2013.

The Company’s ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. Smack Sportswear ' business plan may not be successful in addressing these issues. If Team Sports cannot continue as a going concern, its stockholders may lose their entire investment.

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

Mr. Bill Sigler is the largest stockholder and has the right to vote approximately 60.7%% of Smack Sportswear's outstanding common stock. As a result, he has the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

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

Now that Smack Sportswear is a fully reporting company with the SEC, it will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Management expects to incur approximately $50,000 of incremental operating expenses in 2014.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive and head office is located at 20316 Gramercy Place, Torrance CA 90501. Commencing July 2013, we leased 4,000 square feet for two years as our main operating facility.

This operating facility functions as our main operating facility and is adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol "SMAK". The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Currently, shares trade on average 100,000 shares per day; however prior to July, 2012 shares were very thinly traded.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2013	$0.07	$0.02
March 31, 2013	$0.19	$0.08
December 31,2012	$0.54	$0.10
September 30, 2012	$0.83	$0.20
June 30, 2012	$0.65	$0.36
March 31, 2012	$0.51	$0.36
December 31, 2011	$0.99	$0.51
September 30, 2011	$0.99	$0.99

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 4, 2013, we have 718 registered shareholders holding 54,703,330 shares of our common stock. We have one holder of Preferred Stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Please refer to our previous filings on our Quarterly Reports on Form 10-Q, or on our Current Reports on Form 8-K for information regarding all of our sales of our equity securities during the fiscal year that ended June 30, 2013.

Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013, we had negative working capital of ($267,085).

At June 30, 2013, our total assets were $465,156.

At June 30, 2013, our total liabilities were $722,241.

Cash Flows

The following is a summary of our cash flows for the periods set forth below:

	Year ended June 30, 2013	Year ended June 30, 2012
Net Cash used in Operating Activities	$(315,632)	$(275,269)
Net Cash used in Investing Activities	-----	----
Net Cash provided by in Financing Activities	306,613	281,455
Net Increase(decrease) in Cash	$(9,019)	$6,186

The Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

Revenue

Team Sports Superstore was acquired December 6, 2012; however for comparison purposes this report includes the entire period for both 2013 and 2012.

Net sales for the Year ended June 30, 2013 totaled $947,223 versus $1,284,911 for 2012. Sales of wholesale revenue to teams and volleyball clubs totaled $904,416 for the Year ended June 30, 2013 versus $1,307,075 for the Year ended June 30, 2012. Sales discounts which are to volleyball clubs with recurring revenue were $54,988 for the Year ending June 30, 2013 compared to $87,448 for the Year ending June 30, 2012. Sales discounts are in line with expectations, with more team sales in 2012 and less club sales in 2013. Retail e-commerce revenue for the Year ending June 30, 2013 was $96,164 compared to $35,574 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended June 30
	2013	2012	Percent Increase/ Decrease
General and Administrative	$441,276	$530,596	(17.2%)
Professional Fees	306,491	192,776	59.0%
E-Commerce development	15,736	88,558	(82.2)%

Total Expenses	$763,503	$811,930	(6.0%)

For the Year ended June 30, 2013, our general and administrative expenses totaled $441,276 of which $60,036 was for advertising and marketing, $174,946 was for labor expense, bank and merchant account charges were $56,493, shipping expense was $68,465, and telephone costs were $18,149. For the Year ended June 30, 2012, our general and administrative expenses totaled $530,596, of which $30,021 was for advertising and marketing, $305,649 was for labor expense in line with increased activity, bank and merchant account charges were $30,611, shipping expense was $53,009, and telephone costs were $10,735.

For the Year ended June 30, 2013 professional fees were $306,491 compared to $192,776 in the same period in 2012. In 2013, accounting fees were $190,357, legal fees $29,155, marketing and sales consulting $81,874 and IT consulting was $5,106. In 2012, accounting fees were $125,704, legal fees $27,734, marketing and sales consulting $24,574 and IT consulting was $0.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

Liquidity and Capital Resources

As of June 30, 2013 the Company has current assets of $455,156 and total current liabilities of $722,241. Much of the liabilities were as a result of the acquisition of Team Sports Superstore and include past due sales tax, payroll tax and income tax payments not paid because of lack of funds. The remainder of the liabilities are short term loans.

Going Concern

The financial statements included with this Annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of June 30, 2013, the Company has accumulated operating losses of approximately ($629,742) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of June 30, 2013.

ITEM 7. FINANCIAL STATEMENTS.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smack Sportswear, Inc.

We have audited the accompanying balance sheets of Smack Sportswear, Inc. as of June 30, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended. Smack Sportswear, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smack Sportswear, Inc. as of June 30, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has revenue that is insufficient to cover its expenses, has negative working capital at June 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 15, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$2,414	$11,433
Accounts receivable, net of allowance of $9,400 and $12,850 as of June 30, 2013 and June 30, 2012, respectively	52,031	36,172
Employee Advances	---	300
Inventory	393,837	468,627
Due from Related Entity	6,874	19,236
Total current assets	455,156	535,768

Deposits	10,000	10,000
Total assets	$465,156	$545,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$471,198	$424,279
Customer deposits	15,283	17,740
Short term loans – net of discount	235,760	36,508
Total current liabilities	722,241	478,527
Stockholders’ equity Series A Voting Preferred shares, ($0.001par value), 2,000,000 shares authorized, 1,000,000 and 0 issued and outstanding at June 30, 2013 and June 30, 2012	1,000	----
Authorized – 70,000,000 shares; issued and outstanding – 40,000,000 shares and 40,000,000 shares at
June 30, 2013 and June 30, 2012	37,500	40,000
Treasury Stock receivable	2,500	----
Additional paid-in capital	331,657	161,030
Accumulated deficit	(629,742)	(133,789)
Total stockholders’ equity (deficit)	(257,085)	67,241
Total liabilities and stockholders’ equity	$465,156	$545,768

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ending June 30,
	2013	2012
Revenue
Net Sales	$ 947,223	$ 1,284,911
Cost of Sales	615,406	816,145
Gross Profit	331,817	468,766

Cost and expenses
General & Administrative Costs	441,276	530,596
Professional and consulting fees	306,491	192,776
Design and development e-commerce	15,736	88,558
Total costs and expenses	763,503	811,930

Other Income/(expense)	(64,266)

Net Income (Loss) before Income Taxes	(495,953)	(343,164)
Income tax provision (Benefit)	-	(97,545)
Net Income (loss) after taxes	$ (495,953)	$ (245,619)

(Loss) earnings Per Common Share - Basic
and Fully Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Fully Diluted	40,000,000	39,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Prefered Stock		Additional Paid-in	retained Earnings	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance July 1, 2011	38,000,000	1,000				105,146	106,146
Issue common shares	2,000,000	39,000			161,030		200,030
Net loss for the year ended June 30, 2012						(238,935)	(238,935)
Balance, July 1, 2012	40,000,000	40,000	0	0	161,030	(133,789)	67,241
Issue preferred shares			1,000,000	1000	(1,000)		0
Contributed Capital					29,670		29,670
Discount on notes payable due to beneficial conversion and warrants					141,957		141,957
Net loss for the year ended June 30, 2013	---	---			---	(495,953)	(495,953)
Balance, June 30, 2013	40,000,000	40,000	1,000,000	1,000	331,657	(629,742)	(257,085)

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2013	June30,2012

Cash flows from operating activities
Net income (loss)	$(495,953)	$(245,619)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Provision for bad debts	----	12,850
Cost of Beneficial conversion of shares	64,266

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(14,333)	(10,915)
Due from related entity	12,361	(32,115)
Inventory	73,263	(77,261)
Employee advances	------	(300)

Increase (decrease) in -
Customer deposits	(2,457)	14,833
Payroll tax payable	797	77,882
Accrued compensation	59,802	30,983
Accounts payable and accrued expenses	(13,379)	(32,758)
Net cash used in operating activities	(315,632)	(275,269)

Cash flows from investing activities

Net cash used in investing activities	---	---

Cash flows from financing activities
Proceeds from private placements	---	192,967
Proceeds from short term loans	276,943	10,000
Loan from related party-officer	29,670	78,488
Repayment of related party loans	---	----
Net cash provided by financing activities	306,613	281,455

Net cash increase(decrease) for the period	(9,019)	6,186
Cash at beginning of period	11,433	5,247
Cash and cash equivalents at end of period	$2,414	$11,433

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Year Ended June 30,
		2013		2012

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for -
Interest	$	---	$	----

Income taxes	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

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

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally required no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

estimated to be approximately 1% of net sales, or $9,400 and $12,850 at June 30, 2013 and June 30, 2012, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

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

Customer Deposits

Once a contract has been signed and The Company commences manufacturing custom apparel there is no refund. The company asks teams and clubs for a 50% deposit upon agreement, As of June 30, 2013 and June 30, 2012 there was $15,283 and $17,740, respectively in customer deposits.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

Advertising Policy

Our advertising fees are expensed as incurred. Advertising expenses included direct marketing, catalog, conventions, trade shows and printing cost. Total advertising costs for the year ended June 30, 2013 and 2012 was $60,036 and $30,021, respectively.

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

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

NOTE 3. GOING CONCERN

These interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2013, the company has accumulated operating losses of approximately $629,742 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Note 4. Common and Preferred Stock

Description of Securities

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. As of June 30, 2013, there are 40,000,000 shares of our common stock issued and outstanding, held by approximately 700 shareholders of record and 1,000,000 unregistered Series A preferred stock issued and outstanding, held by Mr. Bill Sigler. The preferred shares have been issued to Mr. Sigler in exchange for transferring 2.5 million shares of his Common stock to the Company’s ESOP Plan, which transfer had not yet occurred at year-end.

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

June 30, 2012 and 2013

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

On December 4, 2012, Smack Sportswear agreed to issue 1,000,000 shares of its unregistered Series A Preferred Voting Stock to Mr. Bill Sigler, CEO of the Company in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings, to the Company’s Employee Stock Incentive Plan, which transfer had not occurred at year-end. No stock or options have been awarded under the plan.

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

Note 5. Accounts Receivable

The Company had Accounts Receivable at June 30, 2013 and June 30, 2012 of $52,031 and $36,172, respectively. The allowance for doubtful accounts at June 30, 2013 and June 30, 2012 was $9,400 and $12,850 respectively.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

Note 6. Inventory

Inventory is valued at the lower cost or market with cost determined by the average cost method. Inventories consisted of the following:

	June 30, 2013	June 30, 2012
Raw Materials	$199,897	$192,182
Assembled Goods	30,944	34,944
Finished Goods	162,996	241,502
Total Inventory	$393,836	$468,627

Note 7. Commitments and Contingencies

As of June 30, 2012, the company did not enter or execute any major contracts or commitments with suppliers/vendors or customers or with any business partners for the delivery of materials and sales of products.

Our executive and head office is located at 20316 Gramercy Place, Torrance CA 90501. Commencing July 1, 2013, we leased 4,000 square feet for two years as our main operating facility.

As of June 30, 2012 the estimated future minimum lease payments, which have a non-cancelable term of more than one year, are as follows:

At June 30,
Year
2014	$48,000
2015	48,000
Total	$96,000

Note 8. Related Party Transactions

As of June 30, 2013 and June 30, 2012 officer and director Bill Sigler owed the Company $6,874 and $19,236, respectively. This unsecured obligation is due on demand, is non-interest bearing and is included in the accompanying financial statements as Due from Related Entity. This receivable has been evaluated for impairment and the Company has no doubt of being fully collected. In addition, Bill Sigler contributed $29,670 in capital. An officer has loaned the company $14,000 as described in Note 9. The mother of the Chief Executive Officer has loaned the company $19,508 as described in Note 9.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

Accrued Compensation

As of June 30, 2013 compensation accrued and due Bill Sigler is $86,964 and due to employees was $6,652. As of June 30, 2012, compensation accrued and due to Bill Sigler was $26,964 and due to employees was $7,151.

Note 9. Short Term Loans

On June 30, 2010 a loan was given to Team Sports Super Store in the amount of $19,508. The loan is non-interest bearing and was due upon demand. It is past due. The note was provided by the mother of William Sigler, the Chief Executive Officer of Smack Sportswear, Inc.

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

On January 10 and 11th $101,000 was funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company assumed a discount of 50% of the note due to the beneficial conversion of the Company’s common stock and calculated a beneficial conversion cost of $50,500 [$101,000*.50/.06per

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

share X $0.06]. On January 15th, an additional $25,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share, or a 66.7% discount to the note and the company calculated a $16,667 [$25,000 *.333/$0.06 per share X $0.12] beneficial conversion cost. The total beneficial conversion cost totals $141,957 ($74,790+$50,500+$16,667) and are being amortized in the amount of $25,900 per quarter up to and including the quarter ending March 31, 2015.

On May 1, 2013 $16, 197 had been funded on the note and the closing price quoted on the OTCBB was $0.05. As the conversion price is $0.06, there is no beneficial cost. On May 20, 2013 an additional $13,750 was funded and the closing price quoted on the OTCBB was $0.04 per share. As the conversion price is $0.06, there is no beneficial cost.

For the three month period ending June 30, 2013 an additional $25,900 of beneficial conversion cost is being amortized.

Short-term Loans at June 30, 2013

Short-term loan- June 30, 2010	$ 19,508
Short-term loan- July 14, 2012	14,000
Convertible notes-April 5, 2012	279,943
$ 313,451
Less: Value of Beneficial Conversion	(77,691)

Short-term loans per Balance sheet	$ 235,760

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

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

The components of the net deferred tax asset at January 31, 2013 and 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2013	June 30, 2012

Income (Loss) Before Taxes	$(497,584)	$(235,926)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$169,179	$80,215
Non-deductible expenses	----	-----
Change in valuation allowance	(169,179)	(80,215)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at January 31, 2013 and 2012 are as follows:

	January 31, 2013	January 31, 2012

Net operating loss carried forward	$591,246	$93,662

Valuation allowance	591,246)	(93,662)

Net deferred income tax asset	$–	$–

	FYE 6/30/2010	FYE 6/30/2011	FYE 6/30/2012
Taxable Income (Loss)	238,017	1,792	(333,471)
Carryback of NOL	(238,017)	(1,792)	97,545
Net Taxable Income	-	-	(235,926)

There will be no Federal or California State Income tax liability for FYE 6/30/2010, FYE 6/30/2011, FYE 06/30/2012 or FYE 6/30/2013. The remaining NOL carryover to future years will be $591,246. The NOL carryover will expire in FYE 6/30/2032.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

June 30, 2012 and 2013

Note 11. Penalties on Taxes Payable

As of June 30, 2013 and June 30, 2012 there was sales tax liability outstanding of $62,495 and $50,460 respectively. This included penalties at 10% of the outstanding balance per the California Board of Equalization tax policies on penalties for non-paid sales taxes. The company was unable to pay down the balance due to shortage of cash.

As of June 30, 2013 and June 30, 2012 there was payroll tax liability outstanding of $153,708 and $149,192 respectively. This included penalties at 15% of the outstanding balance. The company was unable to pay down the balance due to shortage of cash.

Note 12. Subsequent Events

Additional funds on the Convertible Note (see footnote 9) totaling $29,943 have been received up to the date of this filing. The Company has decided to continue to accept funds up to the maximum amount of $300,000 stated in the promissory note.

On August 8, 2013, $200,000 of the convertible note was converted into 13,333,330 common shares of the Company at a conversion price of $0.015 per share.

On June 26, 2013 the Company entered into a new convertible Loan in the amount of $53,000 at an interest rate of 8% due on March 19, 2014. Only if not repaid by March 19, 2014, the Note is convertible into common shares of the company. The conversion rate is 58% of the market price of the average of the three (3) lowest closing prices of the common stock for the ten(10) trading days prior to the date of conversion.

On September 23, 2013 an officer of the company converted his loan of $14,000 into 700,000 common shares of the company. On September 23, 2013 the same officer converted $11,000 of accrued compensation into 550,000 common shares of the company.

On August 8, 2013, the company signed an agreement with Phiten, a Japanese company which is the innovative originator of the titanium necklace and precious metal infused sports accessories. The agreement gives Smack sportswear Inc. a license to infuse our clothing with Phiten’s ACQUA-METAL technology. The pupose of the technology is to help athletes excel during sports activity. The company’s plans to use the new technology in its beach, team and core performance apparel.

The Company has evaluated subsequent events through the date which this report was filed.

Item 8A. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 8B – Other Information

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As at October 10, 2013, we have one director. His name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Sigler	Director	45	April, 2012

Executive Officers

As at October 10, 2013, we have two Executive Officers. their name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Sigler	Chief Executive Officer, President	45	April, 2012
Charles A. Lesser	Chief Financial Officer	66	December, 2012

Significant Employee

As at October 10, 2013, we have a Significant Employee whose name, age and date of employment are set out below:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ramon Valdez	Chief Information Officer	33	December, 2012

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our director and our executive officer, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Biography of William Sigler, CEO/President/Director

Mr. Sigler’s management of the business (since 1994), coupled with his entrepreneurial experience and passion for the sport, makes him the ideal leader to drive this endeavor. His relationships in the sport will be key to aligning strategic partners. He coached club volleyball from 2002-2009, coached some of the top players on the beach, and has been running amateur volleyball classes and leagues since 1996. He is a member of Vistage, the Los Angeles Venture Association, and has been on the board of 6 other companies. Mr. Sigler also established a non-profit called Southern California Foundation for Children in 2001, which has raised over $300,000 for underprivileged kids. He has also been an appointed member of the Hermosa Beach Parks and Rec Commission since 2002.

Mr. Sigler was hired by Stuart Pharmaceuticals (know Astra Zeneca). At that time is was a division of ICI Americas (based in Delaware). One of the largest companies in the world, Mr. Sigler was recruited in his senior year of college to participate in ICI’s Corporate Program, which included 25 of their top college hires across all divisions. The program was designed to train future management. Mr. Sigler first worked in the MIS department supporting sales and marketing senior management with PC Support, and systems development. He then was moved to marketing, where Mr. Sigler was the company’s youngest Assistant Product Manager, where he helped launch an innovative new anesthetic called Propofol, as well as prenatal vitamins. He was then transferred into sales in Raleigh, NC.

He then moved to California in 1992, where he became a Neonatal specialist for a regional medical equipment company. Mr. Sigler taught himself to play volleyball at age 23, and rose to the highest amateur rank (AAA) by age 32 (and was ranked in the top 100 players in California). Mr. Sigler’s passion for the sport led him to starting Smack Sportswear, an apparel company devoted to So Cal inspired volleyball apparel. The company was established in Manhattan Beach, CA in 1994. During the 90’s Mr. Sigler was able to build a brand that was sold in Sports Chalet, as well as specialty stores nationwide. In 2001, Mr. Sigler focused attention on the indoor volleyball apparel market, which allowed for higher profits thru a B2C model, as well as the ease at which one could gain volume orders.

Mr. Sigler graduated with a BS degree from University of Delaware with honors in both Economics and Management Information Systems in 1988, with a 3.4 GPA.

Charles A. Lesser, Chief Financial Officer

Charles Lesser was Chief Financial Officer, and subsequently Chief Executive Officer of Panglobal Brands, Inc. (OTCBB:PNGB). Prior to that, Mr. Lesser was the Chief Financial Officer of True Religion Apparel, Inc. (Nasdaq:TRLG) and its wholly-owned subsidiary, Guru Denim Inc. from 2003 to March, 2007 and as a consultant to True Religion Apparel, Inc. to September, 2007. Prior to that, Mr. Lesser was Acting President and a Director of Alpha Virtual Inc., a software development company listed on the OTCBB and from 1997 until 2002, Mr. Lesser was Chief Financial Officer and a Director of CBCom, Inc., an internet service provider listed on the OTCBB. Mr. Lesser holds a B.A. degree from the University of Pittsburgh and an M.B.A. from the University of the Witwatersrand. Mr Lesser was appointed Chief Executive Officer (and remains Chief Financial Officer) on August 17, 2009.

Ramon Valdez – Chief Information Officer

Mr. Ray Valdez has 14 years of experience and a strong financial and technological background. He started his first online business while at California State University, where he received a Bachelor’s of Science in Business Administration and Finance. He has built and owned various successful retail and e-commerce companies and has received many awards including fastest growing companies by Inc. Magazine. Most recent company, which he was Co-Founder and CEO, was www.bambooki.com which has over 200+ suppliers worldwide and is now the largest online retailer of Bamboo products.

In his financial experience he has held positions such as Controller and CFO. He has developed various profitable drop ship, distribution center, big box and retail programs with major retailers including Sears, K-Mart, Home Depot, Wal-Mart, etc. He has conducted business all over the world and also has extensive knowledge in international trade, logistics and operations management.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and the President of two of our product lines during the last fiscal year ended September 30, 2009. No other officers or directors received annual compensation in excess of $100,000 during the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Sigler, Chief Executive Officer(1)	2013	90,000	Nil	Nil	Nil	Nil	Nil	Nil	90,000
Charles A. Lesser, Chief Financial Officer (2)	2013	21,500	Nil	Nil	Nil	Nil	Nil	Nil	21,500
Ramon Valdez, Chief Information Officer	2013	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000

(1)	William Sigler was appointed as our Chief Executive Officer, and a director on April xx, 2012. Mr Sigler receives a base salary of $10,000 per month, but has waived receiving $30,000 during fY 2013
(2)	Charles A. Lesser was appointed as our Chief Financial Officer on December, 2012 During FY 2013 Mr. Lesser only worked part-time while the Company sought to re-define its business objectives. Mr Lesser is entitled to 500,000 shares of common stock due June 30, 2013 as part of his employment agreement
(3)	Ramon Valdez was Chief Financial Officer and subsequently Chief Information Officer

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of October 10, 2013: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Security ownership of Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
William Sigler(2) Chief Executive Officer, 20316 Gramercy Place Torrance, CA 90501	Common Stock	21,643,500 Direct(3)	39.2%
Charles Lesser Chief Financial Officer 911 Linda Flora Drive Los Angeles, CA	Common Stock	500,000 Direct	0.9%
Directors and Officers (as a group)	Common Stock	22,143,500	40.1%

(1) Based upon 54,703,330 issued and outstanding shares of common stock as of October 10, 2013.

(2) William Sigler holds 21,643,500 shares of common stock.

(3) Charles Lesser is due 500,000 shares as of June 30, 2013, not yet issued per his Employment Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During our last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction worth more than $120,000 to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

(a) any director or officer of our company;

(b) any proposed director of officer of our company;

(c) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or,

(d) any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Item. 13. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Annual Report on Form 10-K for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2013 and June 30, 2012:

Fees		2013		2012
Seale And Beers, CPAs

Audit fees		$40,000		$30,000
Audit Related Fees	$	---	$	---
Tax fees	$	---	$	---
All other fees	$	---	$	---

Total Fees		$40,000		$30,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Seale and Beers CPAs for the fiscal year ended June 30, 2013 and 2012 Tax Fees. Seale and Beers CPAs did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smack Sportswear Registrant

Date: October 14, 2013	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive