Form 10-Q
period 2013-09-30
Smack Sportswear
filed 2013-11-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller Reporting Company☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 13, 2013, the registrant's outstanding common stock consisted of 54,703,330 shares, $0.001 par value; and the registrant's outstanding preferred stock consisted of 1,000,000 shares, $0.001 par value.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2013

Part 1. Financial Information

Item 1. Financial Statements

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
ASSETS
Current Assets
Cash	-	2,414
Accounts receivable, net of allowance of $9,400 and
$12,850 as of June 30, 2013 and June 30, 2012 respectively	47,309	52,031
Inventory	383,521	393,837
Due from Related Entity	33	6,874
Total Current Assets	430,863	455,156

Other assets
Security Deposits- Lease	18,000	10,000
Total Other assets	18,000	10,000
Total Assets	$ 448,863	$ 465,156

Liabilities and stockholders' Equity
Current Liabilities
Bank overdraft	2,447	-
Accounts payable and accrued expenses	483,603	471,198
Customer Deposits	15,283	15,283
Short term loans - net of discount	265,730	235,760
Total Current Liabilities	$ 767,063	$ 722,241

Stockholders' Equity
Series A Voting Preferred shares, ($0.001par value), 2,000,000 authorized, 1,000,000 and 0 issued and outstanding at June 30,
2013 and June 30, 2012	1,000	1,000

Authorized - 70,000,000 shares; issued and outstanding
40,000,000 shares at September 30, 2013 and June 30, 2012	37,500	40,000
Treasury Stock receivable	2,500	-
Additional Paid in Capital	395,937	331,657
Accumulated deficit	(755,137)	(629,742)
Total Stockholders Equity {Deficit}	(318,200)	(257,085)
Total Liabilities and Stockholders' Equity	448,863	465,156

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the 3 months ending	For the 3 months ending
	September 30,	September 30,
	2013	2012
Revenue
Net Sales	60,188	130,990
Cost of Sales	60,774	63,346
Gross Profit	$ (586)	$ 67,644

Cost and expenses
General & Administrative Costs	36,392	96,032
Professional and consulting fees	44,900	43,018
Design and development e-commerce	2,268	-
Total costs and expenses	83,560	139,050

Other Income/(expense)	(41,250)	-

Net Income (Loss) before Income Taxes	(125,396)	(71,406)
Income tax provision (Benefit)	-
Net Income (loss) after taxes	$ (125,396)	$ (71,406)

(Loss) earnings Per Common Share - Basic
and Fully Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Fully Diluted	40,000,000	39,000,000

The accompanying notes are an integral part of the consolidated financial statements.

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ending September 30,	For the three months ending September 30,
	2013	2012
Cash Flows from Operating Activities
Net Income/Loss	(125,396)	(71,406)
Adjustments to reconcile net income (loss) to net Cash used in operating activiites Cost of beneficial conversion of shares	15,350
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts Receivable	4,723	(22,466)
Inventory	10,316	(12,026)
Due from Related Entity	6,841	12,445
Security Deposits	(8,000)	-
Increase (decrease) in -	-	-
Accounts payable and accrued expenses	44,045	45,283
Payroll tax payable	(293)	885
Accrued compensation	(3,000)	-
Customer deposits	-	1,654
Total adjustments	54,632	25,775
Net cash provided by or used in operating activities	(55,414)	(45,631)

Cash Flows from Investing activities
Security Deposit	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Loan - Long Term
Issuances of common stock	-	-
Contributed Capital	-	-
Loans- Short-Term	53,000	37,200
Net cash provided by financing activities	53,000	37,200
Net cash increase (decrease) for period	(2,414)	(8,431)
Cash at the beginning period	2,414	11,333
Cash at the end period	(0)	2,902

Supplemental Disclosures
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-cash transactions	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

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

On August 31, 2011, Mr. Sigler,acquired 37,150,000 shares or 78.9% of the issued and outstanding shares of the Registrant in exchange for his commitment to sell Team Sports to Smack Sportswear upon completion of the audited financials. He subsequently became the Chief Executive Officer of the Company and is the major shareholder of Smack Sportswear.

Smack Sportswear has purchased one hundred (100%) percent ownership interest in Team Sports.The transaction is recorded as a reverse merger and resulted in a recapitalization with Team Sports being the acquirer for accounting purposes.

Change in Fiscal Year

Smack Sportswear closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. This purchase represents a substantial 2011portion of the Company’s business. In connection with this transaction, the Company changed its fiscal year end to

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally required no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

estimated to be approximately 1% of net sales, or $9,400 and $9,400 at September 30, 2013 and June 30, 2013, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

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

Customer Deposits

Once a contract has been signed and The Company commences manufacturing custom apparel there is no refund. The company asks teams and clubs for a 50% deposit upon agreement, As of September 30, 2013 and June 30, 2013 there was $15,283 and $15,283, respectively in customer deposits.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

Advertising Policy

Our advertising fees are expensed as incurred. Advertising expenses included direct marketing, catalog, conventions, trade shows and printing cost. Total advertising costs for the three months ended September 30, 2013 and 2012 was $1,461 and $8,849, respectively.

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

Inventory, procedures, treatment, and valuation

The Company on a regular basis conducts physical inventory of all materials/items in the warehouse and compared the results of the physical count against the general ledger balance. Adjustments to take up or reflect the results of the physical count had been made to reconcile the GL balance with the count.All inventories are valued at lower of cost or market with cost determined by the average cost method. Damaged and obsolete materials and items are properly accounted for and written-off from the books once a year.

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

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

NOTE 3. GOING CONCERN

These interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2013, the company has accumulated operating losses of approximately $755,137 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Note4.Common and Preferred Stock

Description of Securities

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. As of September 30, 2013, there are 40,000,000 shares of our common stock issued and outstanding, held by approximately 60 shareholders of record and 1,000,000 unregistered Series A preferred stock issued and outstanding, held by Mr. Bill Sigler. The preferred shares have been issued to Mr. Sigler in exchange for transferring 2.5 million shares of his Common stock to the Company’s ESOP Plan, which transfer had not yet occurred at year-end.

Common Stock.Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors from funds legally available therefore.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

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

On December 4, 2012, Smack Sportswear agreed to issue 1,000,000 shares of its unregistered Series A Preferred Voting Stock to Mr. Bill Sigler, CEO of the Company in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings, to the Company’s Employee Stock Option Plan (“ESOP”), which transfer had not occurred at September 30, 2013.

We also have 3,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designationof these shares have yet to be determined by the Board of Directors.

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

Note 5. Accounts Receivable

The Company had Accounts Receivable at September 30, 2013 and June 30, 2013 of $47,309 and $52,031, respectively. The allowance for doubtful accounts at September 30, 2013 and June 30, 2013 was $9,400 and $9,400 respectively.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

Note 6. Inventory

Inventory is valued at the lower cost or market with cost determined by the average cost method. Inventories consisted of the following:

	September 30,2013	June 30, 2013
Raw Materials	$189,897	$199,897
Assembled Goods	28,722	30,944
Finished Goods	165,253	162,996
Total Inventory	$383,521	$393,837

Note 7. Commitments and Contingencies

 The Company’s executive and head office is located at 20316 Gramercy Place, Torrance CA. The Company has signed a two year lease at a monthly rental of $4,000 which ends on June 30, 2015. Total rent expense for the three months ended September 30, 2013 and 2012 was $12,000 and $20,166, respectively.

     The table below sets forth the Company’s lease obligations through June 30, 2015.

Year ending June 30,

2014	$32,000
2015	48,000

$80,000

Note 8. Related Party Transactions

As of September 30, 2013 and June 30, 2013 officer and director Bill Sigler owed the Company $33 and $6,874, respectively. This unsecured obligation is due on demand, is non-interest bearing and is included in the accompanying financial statements as Due from Related Entity. This receivable has been evaluated for impairment and The Company has no doubt of being fully collected. In addition, an officer has loaned the company $14,000 as described in Note 9.

Accrued Compensation

As of September 30, 2013 compensation accrued and due Bill Sigler is $86,964. As of June 30, 2013, compensation accrued and due to Bill Sigler was $86,964 and due to employees was $6,652.

Smack Sportswear, Inc and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

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

On May 1, 2013 $16, 197 had been funded on the note and the closing price quoted on the OTCBB was $0.05. As the conversion price is $0.06, there is no beneficial cost. On May 20,2013 an additional $13,750 was funded and the closing price quoted on the OTCBB was $0.04 per share. As the conversion price is $0.06, there is no beneficial cost.

On June 26, 2013 the Company entered into a new convertible Loan in the amount of $53,000 at an interest rate of 8% due on March 19, 2014. Only if not repaid by March 19, 2014, the Note is convertible into common shares of the company. The conversion rate is 58% of the market price of the average of the three(3) lowest closing prices of the common stock for the ten(10) trading days prior to the date of conversion. The discount of 42% gives rise to a beneficial conversion cost equal to ($53,000/.58)-$53,000=$38,380. This amount will be amortized at an amount of $15,350 per quarter until fully amortizedat March 19, 2014.

Short-term Loans at September 30, 2013

Short-term loan- June 30, 2010	$19,508
Short-term loan- July 14, 2012	14,000
Convertible note-April 5, 2012 Convertible note-July 3, 2012	279,943 53,000
$366,451
Less: Value of Beneficial Conversion	(100,721)

Short-term loans per Balance sheet	$ 265,730

Smack Sportswear Inc. and Subsidiary

Notes to Financial Statements

September 30, 2013 and 2012

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

The company has a net loss of $110,046 for the three months ended September 30, 2013 and has not calculated a tax provision (benefit). There is no deferred tax asset because it is fully offset by a valuation allowance.

Note 11. Penalties on Taxes Payable

As of September 30, 2013 and June 30, 2013 there was sales tax liability outstanding of $67,220 and $62,495 respectively. This included penalties at 10% of the outstanding balance per the California Board of Equalization tax policies on penalties for non-paid sales taxes. The company was unable to pay down the balance due to a shortage of cash.

As of September 30, 2013 and June 30, 2013 there was a payroll tax liability outstanding of $145,885 and $146,178 respectively. This included penalties at 15% of the outstanding balance. The company was unable to pay down the balance due to shortage of cash.

Note 12. Subsequent Events

On September 23, 2013 an officer of the company agreed to convert his loan of $14,000 into 700,000 common shares of the company. On September 23, 2013 the same officer agreed to convert $11,000 of accrued compensation into 550,000 common shares of the company. Shares were issued in October.

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

Smack Sportswear has purchased one hundred (100%) percent ownership interest in Team Sports.The transaction is recorded as a reverse merger and resulted in a recapitalization with Team Sports being the acquirer for accounting purposes.

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

The Company has built sales with little investment capital. The Company currently has two successful business segments which can be significantly grown with additional financing.The two current segments are: Team Apparel sales and the E-Commerce/Catalog segment.

Team Apparel Sales Segment

The SMACK Sportswear brand was established on the sands of Manhattan Beach in 1994. It holds approximately 10% of the Indoor Team Apparel market, and is looking to become a leader in the newly created Beach Uniform market. Although Asics and Mizuno hold the majority of sales in this space, the Company offers a number of benefits over these larger companies. The Company delivers a product which can be widely customized, and meets equal or better price points. Also the Company offers a “One Stop Shop” opportunity by offering other services like decorating, equipment, and fundraising apparel, which in turn saves coaches and club directors time and money. Historically the Company has not widely marketed to this segment and most sales have resulted from reputation and word of mouth. For the upcoming season, the company hopes to aggresively market to this customer base via numerous marketing strategies including E-Commerce, Digital Catalogs, and direct contact methods.

E-Commerce/Catalog Segment

The management ofTeam Sports is developing a sophisticaed E-Commerce marketing program. This strategy includes both SmackSportswear.com, as well as the existing web store VBSuperstore.com. It also includes a market growth strategy utilizing certain internet marketing systems, social network marketing systems, and a cost reduction strategy under which the printed and mailed catalog will be replaced over a short time by a fully on-line digital catalog. As a licensed partner with the AVP Pro Volleyball Tour, USA Beach Volleyball, and the National Collegiate Sand Volleyball Association, the company was able to gain email lists of over 400,000 active athletes that will help to grow the E-commerce portion of the business. Other areas the company has been pursuing include setting up Affiliate Web Stores for 4000 volleyball clubs around the U.S., as well as setting up stores for the top pro volleyball tours and the National Collegiate Sand Volleyball Tour. Further expansion strategies include international expansion of the brand taking advantage of the great acceptance of California brands worldwide and the huge acceptance of volleyball internationally.

Management believes that Team Sports has a number of competitive advantages, which include:

•         In-house manufacturing

•         Strong and diverse management team

•         Educated and experienced staff

•         Online design capabilities for customers

Team Sports Superstore is building a brand to be respected and recognized. A capital infusion would be used explicitly for growing the Company via creative and aggressive marketing strategies leveraging the existing brand and expanding the existing channels of distribution.The following briefly details management’s growth plan in its business segments.

Team Apparel

Indoor team apparel- there exists an opportunity for growth in the team segment. Although the company has a decent share of the custom uniform market, the stock uniform business is by far the largest segment and one in which the Company has little participation. The present distribution model is direct sales, however the company may expand distribution through the retailer network that sells volleyball equipment and apparel, online suppliers, and other wholesale avenues. Management also believes that growth opportunities can be achieved by additional financing and utilizing aggressive marketing strategies. International expansion offers another opportunity for growth. There are hundreds of pro indoor volleyball leagues throughout Europe, Asia, South America and Australia – with volleyball being the 2nd most popular sport in the world, International expansion will allow for drastic growth.

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

E-Commerce/Catalog– Team Sports is enhancing and modifying its E-Commerce technology to take advantage over the competition’s online volleyball marketing. Management’s goal is to have multiple web-stores ranking on page 1 of Google (for all key volleyball related search terms) by the end of 2013. The Company is presently modifying its sites to maximize optimization, navigation, and aesthetics. Implementing a targeted marketing campaign and leveraging strategic partnerships will assist in reaching the goals.The Affiliate program will allow the Company to have stores on thousands of volleyball related websites, including large national organizations like USA Volleyball.

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

Employees

The Company hasone full time employee, and ten (10) independent contractors, at this time.

The Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue

Net sales for the three months ended September 30, 2013 totaled $60,188 versus $130,990 for 2012. Sales discounts which are to volleyball clubs with recurring revenue were $8,415 for the three months ending September 30, 2013 compared to $7,238 for the three months ending September 30, 2012. Sales discounts are in line with expectations, with more team sales in 2012 and more club sales in 2013. Retail e-commerce revenue for the nine months ending September 30, 2013 was $8,479 compared to $16,018 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30
	2013	2012	Percent Increase/ Decrease
General and Administrative	$36,392	$96,032	(62.1%)
Professional Fees	44,900	43,018	4.4%
E-Commerce development	2,268	-	-

Total Expenses	$83,560	$139,050	(39.9%)

The decrease in our total expenses for the three months ended September 30, 2013 was due to a decrease of professional fees associated with the audit and acquisition of Team Sports Superstore in the previous period.

For the three months ended September 30, 2013, our general and administrative expenses totaled $36,892 of which $1,461 was for advertising and marketing, $10,000 was for labor expense, bank and merchant account charges were $3,949, shipping expense was $2,519, and telephone costs were $2,235. For the three months ended September 30, 2012, our general and administrative expenses totaled $96,032, of which $8,849 was for advertising and marketing, $35,719 was for labor expense, bank and merchant account charges were $13,653, shipping expense was $5,438, and telephone costs were $2,941.

For the three months ended September 30, 2013 professional fees were $44,900 compared to $43,018 in the same period in 2012. In 2013, accounting fees were $39,500, legal fees $1,500, and marketing and sales consulting $3,900. In 2012, accounting fees were $20,500, legal fees $12,788, marketing and sales consulting $6,580 and IT consulting was $3,150.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

Liquidity and Capital Resources

As of September 30, 2013 the Company has current assets of $430,863 and total current liabilities of $767,063. Much of the liabilities were as a result of the acquisition of Team Sports Superstore and include past due sales tax, payroll tax and income tax payments not made because of lack of funds. The balance of the liabilities are short term loans.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of September 30, 2013, the Company has accumulated operating losses of approximately ($739,787) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of September 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended

September 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

As discussed in the Financial Statements included in this Report, at the nine months ended September 30, 2013, the Company had negative cash flow in operating activities of $(55,414). As of September 30, 2013, the Company’s current liabilities exceeded its current assets by $336,200. For the three months ending September 30, 2013, the Company had a net operating loss after taxes of $(125, 396) and compared to a net operating loss, after taxes of $(71,406) for the same period last year.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and Team Sports’ independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2012 and the three month unaudited interim period ending September 30, 2013.

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

(1)InterimCondensed Balance Sheets at September 30, 2013 (unaudited), and June 30, 2012 (audited).

(2)Unaudited Interim CondensedStatements of Operations for the three-month period ended September 30, 2013and September 30, 2012.

(3)Unaudited InterimCondensedStatements of Cash Flows for the three-month period ended September 30, 2013 and September 30, 2012.

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

Smack Sportswear Registrant

Date: November 1, 2013	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive