Form 10-Q
period 2013-12-31
Smack Sportswear
filed 2014-02-24
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

As of February 24, 2014, the registrant's outstanding common stock consisted of 54,703,330 shares, $0.001 par value; and the registrant's outstanding preferred stock consisted of 1,000,000 shares, $0.001 par value.

Table of Contents

Smack Sportswear

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2013

Part 1. Financial Information

Item 1. Financial Statements

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
ASSETS
Current Assets
Cash	0	2,414
Accounts receivable, net of allowance of $9,400 and
$9,400 as of December 31, 2013 and June 30, 2013 respectively	140,837	52,031
Inventory	549,086	393,837
Due from Related Entity	5,134	6,874
Total Current Assets	695,057	455,156

Other assets
Security Deposits- Lease	18,000	10,000
Total Other assets	18,000	10,000
Total Assets	713,057	465,156

Liabilities and stockholders' Equity
Current Liabilities
Bank overdraft	0	0
Accounts payable and accrued expenses	512,896	471,198
Customer Deposits	172,879	15,283
Short term loans - net of discount	148,789	235,760
Total Current Liabilities	834,564	722,241

Stockholders' Equity
Series A Voting Preferred shares, ($0.001par value), 2,000,000 authorized, 1,000,000 and 0 issued and outstanding at December 31,
2013 and June 30, 2013	1,000	1,000

Authorized - 70,000,000 shares; issued and outstanding
54,703,330 and 40,000,000 shares at December 31, 2013 and June 30, 2013	52,203	37,500
Treasury Stock receivable	2,500	2,500
Additional Paid in Capital	842,367	331,657
Accumulated deficit	(1,019,577)	(629,742)
Total Stockholders’ Equity (Deficit)	(121,507)	(257,085)
Total Liabilities and Stockholders' Equity	713,057	465,156

The accompanying notes are an integral part of the consolidated financial statements

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the 3 months ending	For the 3 months ending	For the 6 months ending	For the 6 months ending
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Revenue
Net Sales	418,284	324,248	478,472	446,621
Cost of Sales	198,093	193,351	258,867	300,756
Gross Profit	220,190	130,897	219,604	145,865

Cost and expenses
General & Administrative Costs	111,638	125,004	148,030	249,964
Professional and consulting fees	41,537	96,548	86,437	163,336
Design and development e-commerce	9,463	8,008	11,731	10,186
Total costs and expenses	162,639	229,560	246,199	423,486

Other Income (Expenses)
Beneficial Conversion expense	(137,667)	(12,466)	(160,299)	(12,466)
Loss on Conversion of debt	(150,000)		(150,000)

Net Income (Loss) before Income Taxes	(230,116)	(111,129)	(336,894)	(290,087)
Income tax provision (Benefit)	0		0
Net Income (loss) after taxes	(230,116)	(111,129)	(336,894)	(290,087)

(Loss) earnings Per Common Share - Basic
and Fully Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Fully Diluted	49,290,000	40,000,000	44,645,000	40,000,000

The accompanying notes are an integral part of the consolidated financial statements

SMACK SPORTSWEAR
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ending December 31,	For the six months ending December 31,
	2013	2012
Cash Flows from Operating Activities
Net Income/Loss	(336,894)	(290,087)

Adjustments to reconcile net income (loss) to net
Cash used in operating activities Shares issued for compensation	25,000	----
Cost of beneficial conversion of shares	160,299	12,466
Loss on conversion of debt	150,000	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts Receivable	(88,806)	(89,749)
Inventory	(155,249)	17,476
Due from Related Entity	1,740	(22,778)
Security Deposits	(8,000)
Increase (decrease) in -	-
Accounts payable and accrued expenses	42,194	19,567
Payroll tax payable	(293)	(6,734)
Accrued compensation	(3,000)	62,832
Customer deposits	157,595	137,381

Net cash provided by or used in operating activities	(55,414)	(159,626)

Cash Flows from Investing activities
Security Deposit	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Loan - Long Term
Issuances of common stock	-	-
Contributed Capital	-	-
Loans- Short-Term	53,000	154,670
Net cash provided by financing activities	53,000	154,670
Net cash increase (decrease) for period	(2,414)	(4,956)
Cash at the beginning period	2,414	11,433
Cash at the end period	(0)	6,477

Supplemental Disclosures
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-cash transactions	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

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

Change in Fiscal Year

Smack Sportswear closed the purchase of Team Sports Superstore, Inc. (“Team Sports”) on December 6, 2012. This purchase represents a substantial 2011portion of the Company’s business. In connection with this transaction, the Company changed its fiscal year end to

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013

June 30 from December 31 to conform its fiscal year end to that of Team Sports Superstore.

Note 2.Summary of Significant Accounting Policies

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

Accounts Receivable

The Company extends credit to customers based upon an evaluation of the customer’s financial condition and credit history and generally required no collateral. Management performs regular evaluations concerning the ability of our customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. Based on existing economic conditions and collection practices, the Company’s allowance for doubtful accounts has been

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

estimated to be approximately 1% of net sales, or $9,400 and $9,400 at December 31, 2013 and June 30, 2013, respectively. The Company’s credit losses for the periods presented have not significantly exceeded management’s estimates.

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

Customer Deposits

Once a contract has been signed and The Company commences manufacturing custom apparel there is no refund. The company asks teams and clubs for a 50% deposit upon agreement, As of December 31, 2013 and June 30, 2013 there was $172,879 and $15,283, respectively in customer deposits.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

Advertising Policy

Our advertising fees are expensed as incurred. Advertising expenses included direct marketing, catalog, conventions, trade shows and printing cost. Total advertising costs for the six months ended December 31, 2013 and 2012 was $12,126 and $25,179, respectively.

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

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 3. GOING CONCERN

These interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2013, the company has accumulated operating losses of approximately $1,019,577 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These interim unaudited financial statements do not include any adjustments that might arise from this uncertainty.

Note 4.Common and Preferred Stock

Description of Securities

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001. As of December 31, 2013, there are 54,703,330 shares of our common stock issued and outstanding, held by approximately 60 shareholders of record and 1,000,000 unregistered Series A preferred stock issued and outstanding, held by Mr. Bill Sigler. The preferred shares have been issued to Mr. Sigler in exchange for transferring 2.5 million shares of his Common stock to the Company’s ESOP Plan, which transfer had not yet occurred at year-end.

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

December 31, 2013 and 2012

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

On December 4, 2012, Smack Sportswear agreed to issue 1,000,000 shares of its unregistered Series A Preferred Voting Stock to Mr. Bill Sigler, CEO of the Company in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings, to the Company’s Employee Stock Option Plan (“ESOP”), which transfer had not occurred at December 31, 2013.

We also have 3,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designationof these shares have yet to be determined by the Board of Directors.

Dividend Policy.We have never issued any dividends and do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Note 5.Accounts Receivable

The Company had Accounts Receivable at December 31, 2013 and June 30, 2013 of $140,837 and $52,031, respectively. The allowance for doubtful accounts at December 31, 2013 and June 30, 2013 was $9,400 and $9,400 respectively.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

Note 6. Inventory

Inventory is valued at the lower cost or market with cost determined by the average cost method. Inventories consisted of the following:

	December 31,2013	June 30, 2013
Raw Materials	$217,989	$199,897
Assembled Goods	34,944	30,944
Finished Goods	296,153	162,996
Total Inventory	$549,086	$393,837

Note 7. Commitments and Contingencies

 The Company’s executive and head office is located at 20316 Gramercy Place, Torrance CA. The Company has signed a two year lease at a monthly rental of $4,000 which ends on June 30, 2015. Total rent expense for the six months ended December 31, 2013 and 2012 was $24,000 and $39,932, respectively.

     The table below sets forth the Company’s lease obligations through June 30, 2015.

Year ending June 30,

2014	$24,000
2015	48,000

$68,000

Note 8. Related Party Transactions

As of December 31, 2013 and June 30, 2013 officer and director Bill Sigler owed the Company $5,133 and $6,874, respectively. This unsecured obligation is due on demand, is non-interest bearing and is included in the accompanying financial statements as Due from Related Entity. This receivable has been evaluated for impairment and The Company has no doubt of being fully collected. In addition, an officer has loaned the company $14,000 as described in Note 9.

Accrued Compensation

As of December 31, 2013 compensation accrued and due Bill Sigler is $86,964. As of June 30, 2013, compensation accrued and due to Bill Sigler was $86,964 and due to employees was $5,518.

Smack Sportswear, Inc and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

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

On October 19, 2012, the amount of the note was increased from $250,000 to $300,000 and the note holder had 70 days from October 19, 2012 to loan additional funds to the Company. The note holder forgave all accrued and future interest in exchange for the right to convert the note into Common stock of the Company at a conversion price of $0.06 per share. At October 19, 2012 $63,000 had been funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company calculated a beneficial conversion cost of $$63,000. On December 24, 2012 an additional $65,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share and the company calculated a $65,000beneficial conversion cost. The total beneficial conversion cost totals $128,000 and is being amortized in the amount of $21,333 per quarter up to and including the quarter ending March 31, 2015.According to the amendment, the Company had until January 18, 2013 to buy back (repay) the note, and did not do so.

Smack Sportswear, Inc and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

On January 10 and 11th $101,000 was funded on the note and the closing price quoted on the OTCBB was $0.12. This gave rise to a beneficial conversion of $0.06 per share. The Company calculated a beneficial conversion cost of $101,000. On January 15th, an additional $25,000 was funded and the closing price quoted on the OTCBB was $0.18 per share. This gave rise to a beneficial conversion of $0.12 per share and the company calculated a $25,000 beneficial conversion cost. The total beneficial conversion cost totals $126,000 and is being amortized in the amount of $25,200 per quarter up to and including the quarter ending March 31, 2014.

On May 1, 2013 $16, 197 had been funded on the note and the closing price quoted on the OTCBB was $0.05. As the conversion price is $0.06, there is no beneficial cost. On May 20,2013 an additional $13,750 was funded and the closing price quoted on the OTCBB was $0.04 per share. As the conversion price is $0.06, there is no beneficial cost.

In October, 2013, $200,000 on the Convertible Note was converted into 13,333,300 shares at a conversion price of $0.015 per share. This conversion price was less than the $0.06 originally agreed and resulted in the issuance of 10,000,000 additional shares. The additional shares caused a one time loss on conversion of debt in the amount of $150,000 (10,000,000*.015).

Convertible Loan

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

Smack Sportswear Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

Short-term Loans at December 31, 2013

Short-term loan- June 30, 2010	$19,508
Short-term loan- July 14, 2012	14,000
Convertible note-April 5, 2012	79,961
Convertible note-July, 2013	53,000
Total Short Term Loans 166,469
Less: Value of Beneficial Conversion	(17,680)

Short-term loans per Balance sheet	$148,789

Note 10.Income Taxes

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

	FYE 6/30/2011	FYE 6/30/2012	FYE 6/30/2013
Taxable Income (Loss)	1,792	(333,471	(495,953)
Carryback of NOL	(1,792)	97,545	(495,953)
Net Taxable Income	-	(235,926)

There will be no Federal or California State Income tax liability for FYE 6/30/2011, FYE 06/30/2012 or FYE 6/30/2013. The remaining NOL carryover to future years will be $591,246. The NOL carryover will expire in FYE 6/30/2032.

The company has a net loss of $336,894 for the six months ended December 31, 2013 and has not calculated a tax provision (benefit). There is no deferred tax asset because it is fully offset by a valuation allowance.

Smack Sportswear, Inc. and Subsidiary

Notes to Financial Statements

December 31, 2013 and 2012

Note 11. Penalties on Taxes Payable

As of December 31, 2013 and June 30, 2012 there was sales tax liability outstanding of $78,346 and $62,495 respectively. This included penalties at 10% of the outstanding balance per the California Board of Equalization tax policies on penalties for non-paid sales taxes. The company was unable to pay down the balance due to a shortage of cash.

As of December 31, 2013 and June 30, 2012 there was a payroll tax liability outstanding of $145,885 and $146,178 respectively. This included penalties at 15% of the outstanding balance. The company was unable to pay down the balance due to shortage of cash.

Note 12. Subsequent Events

On February 1, 2014 Smack Sportswear entered into a new promissory note for an amount up to $150,000 due December 31, 2016 or before at Smack’s request with interest accruing at 10% per annum. This promissory note has replaced the convertible note as described in Note 9 and that balance of $79,943 has been transferred to this new note. In addition, $1,000 has been borrowed making the outstanding balance $80,943 plus accrued interest.

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

Competition

The Company is in direct competition with producers of sport apparel. Many of these producers have significantly greater resources. The Company also expects the number of competitors to increase. The sports apparel industry is highly competitive. Factors contributing to the industry's increasingly competitive market include fashion changes, fashion trends, acceptability of different fabrics and other personal fashion factors. Most all competitors, such as Asics and Mizuno have significantly greater financial, marketing andother resources, and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies. All of this may contribute to intensifying competition and may affect our future revenue growth.

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

The Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Revenue

Net sales for the six months ended December 31, 2013 totaled $478,472 versus $446,621 for 2012. Sales discounts which are to volleyball clubs with recurring revenue were $40,786 for the six months ending December 31, 2013 compared to $27,287 for the six months ending December 31, 2013. Sales discounts are in line with expectations, with more team sales in 2013 and more club sales in 2013. Retail e-commerce revenue for the six months ending December 31, 2013 was $10,447 compared to $23,254 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Six Months Ended December 31
	2013	2012	Percent Increase/ Decrease
General and Administrative	$148,030	$249,964	40.84%
Professional Fees	86,437	163,336	(47.0%)
E-Commerce development	11,731	10,186	(15.17%)

Total Expenses	$246,199	$423,486	(41.8%)

The decrease in our total expenses for the six months ended December 31, 2013 was due to a decrease of professional fees associated with the audit and acquisition of Team Sports Superstore in the previous period and a decrease in labor costs as many staff members worked reduced hours in off-season periods.

For the six months ended December 31, 2013, our general and administrative expenses totaled $148,030 of which $5,257 was for advertising and marketing, $57,993 was for labor expense, bank and merchant account charges were $11,222, shipping expense was $13,677, and telephone costs were $3,544. For the six months ended December 31, 2012, our general and administrative expenses totaled $249,964, of which $11,660 was for advertising and marketing, $187,580 was for labor expense, bank and merchant account charges were $7,513, shipping expense was $16,300, and telephone costs were $6,379.

For the six months ended December 31, 2013 professional fees were $86,437 compared to $163,336 in the same period in 2012. In 2013, accounting fees were $26,568, legal fees $3,200, and marketing and sales consulting $13,906. In 2012, accounting fees were $69,630, legal fees $24,498, marketing and sales consulting $64,692 and IT consulting was $4,116.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

The Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Revenue

Net sales for the three months ended December 31, 2013 totaled $418,284 versus $324,248 for 2012. Sales discounts which are to volleyball clubs with recurring revenue were $19,100 for the three months ending December 31, 2013 compared to $22,374 for the three months ending December 31, 2013. Sales discounts are in line with expectations, with more team sales in 2013 and more club sales in 2012. Retail e-commerce revenue for the three months ending December 31, 2013 was $9,651 compared to $27,196 in the same period in 2012 as the Company ramps up its e-commerce website.

Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended December 31
	2013	2012	Percent Increase/ Decrease
General and Administrative	$111,638	$125,004	(10.7%)
Professional Fees	41,537	96,548	(57.0%)
E-Commerce development	9,463	8,008	18.17%

Total Expenses	$162,639	$229,560	(29.1%)

The decrease in our total expenses for the three months ended December 31, 2013 was due to a decrease of professional fees associated with the audit and acquisition of Team Sports Superstore in the previous period and a decrease in labor costs as many staff members worked reduced hours in off-season periods.

For the three months ended December 31, 2013, our general and administrative expenses totaled $111,638 of which $10,665 was for advertising and marketing, $55,869 was for labor expense, bank and merchant account charges were $11,302, shipping expense was $11,571, and telephone costs were $3,354. For the three months ended December 31, 2012, our general and administrative expenses totaled $125,004, of which $16,631 was for advertising and marketing, $57,479 was for labor expense, bank and merchant account charges were $15,935, shipping expense was $10,044, and telephone costs were $6,604.

For the three months ended December 31, 2013 professional fees were $41,537 compared to $96,548 in the same period in 2012. In 2013, accounting fees were $10,537, legal fees $11,508, and marketing and sales consulting $3,500. In 2012, accounting fees were $29,985, legal fees $22,892, marketing and sales consulting $39,670 and IT consulting was $390.

E-commerce expenses consists of web hosting and domain fees, web marketing and web development.

Liquidity and Capital Resources

As of December 31, 2013 the Company has current assets of $695,056 and total current liabilities of $834,564. Much of the liabilities were as a result of the acquisition of Team Sports Superstore and include past due sales tax, payroll tax and income tax payments not made because of lack of funds. The balance of the liabilities are short term loans.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of December 31, 2013, the Company has accumulated operating losses of approximately ($1,019,577) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through the filing date of this report and concluded that they will not have a material effect on the financial statements as of December 31, 2013.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended

December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

As discussed in the Financial Statements included in this Report, at the six months ended December 31, 2013, the Company had negative cash flow in operating activities of $(55,414). As of December 31, 2013, the Company’s current liabilities exceeded its current assets by $139,507. For the six month ending December 31, 2013, the Company had a net operating loss after taxes of $(336,894) and compared to a net operating loss, after taxes of $(290,087) for the same period last year.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and Team Sports’ independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2012 and the six month unaudited interim period ending December 31, 2013.

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

(1)InterimCondensed Balance Sheets at December 31, 2013 (unaudited), and June 30, 2012 (audited).

(2)Unaudited Interim CondensedStatements of Operations for the three-month period ended December 30, 2013and December 31, 2012.

(3)Unaudited InterimCondensedStatements of Cash Flows for the three-month period ended December 30, 2013 and December 31, 2012.

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

Smack Sportswear Registrant

Date: February 24, 2014	/s/ Bill Sigler
Name: Bill Sigler
Title: Chief Executive Officer President and Director Principal Executive