Form 10-Q
period 2014-03-31
Smack Sportswear
filed 2014-05-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2014

¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

SMACK SPORTSWEAR, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20316 Gramercy Place

Torrance, CA 90501

 (Address of principal executive offices, Zip Code)

(310) 787-1222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of May 20, 2014 was 55,203,330. The registrant's outstanding preferred stock consisted of 1,000,000 shares.

PART I - FINANCIAL INFORMATION SMACK SPORTSWEAR, INC. AND SUBSIDIARY

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,833	$2,414
Accounts receivable, net of allowance of $43,953 and $9,400	87,687	50,782
Inventories	184,633	393,836

TOTAL CURRENT ASSETS	279,153	447,032

Other Assets	8,000	10,000

TOTAL ASSETS	$287,153	$457,032

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$205,975	$138,468
Payroll and sales taxes payable	267,983	245,792
Customer deposits	-	14,034
Due to officer	64,597	80,063
Notes payable and other debt, net of discount of $77,691 at June 30, 2013	34,708	235,760

TOTAL CURRENT LIABILITIES	573,263	714,117

LONG-TERM LIABILITIES
Notes payable and other debt, long-term	223,600	-

TOTAL LIABILITIES	796,863	714,117

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Voting Preferred stock , 2,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value;
70,000,000 shares authorized;
55,203,330 and 40,000,000 shares issued and outstanding	52,703	37,500
Treasury stock receivable, 2,500,000 shares	2,500	2,500
Additional paid in capital	837,201	331,657
Accumulated deficit	(1,403,114)	(629,742)

TOTAL SHAREHOLDERS' DEFICIT	(509,710)	(257,085)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$287,153	$457,032

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Sales	$541,751	$396,510	$1,020,223	$843,131

Cost of Goods Sold	522,664	216,865	781,531	517,621

Gross Profit	19,087	179,645	238,692	325,510

Operating Expenses
Selling, general and administrative expenses	326,128	290,060	789,889	687,646

Loss from Operations	(307,041)	(110,415)	(551,197)	(362,136)

OTHER EXPENSES
Interest expense	6,070	-	119,366	38,366
Loss on conversion of accounts payable	-	-	13,500	-
Financing costs	-	-	22,642	-
Loss on note conversion	-	-	66,667	-

TOTAL OTHER EXPENSES	6,070	-	222,175	38,366

NET LOSS	$(313,111)	$(110,415)	$(773,372)	$(400,502)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING BASIC AND DILUTED	55,203,330	40,000,000	53,184,100	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(Unaudited)

					Treasury	Additional
	Preferred stock		Common stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance at June 30, 2013	1,000,000	$1,000	40,000,000	$37,500	$2,500	$331,657	$(629,742)	$(257,085)

Common stock issued for services	-	-	120,000	120	-	73,080	-	73,200

Common stock issued upon conversion of debt	-	-	13,333,330	13,333	-	253,334	-	266,667

Common stock issued to former officers	-	-	1,300,000	1,300	-	118,700	-	120,000

Common stock issued upon conversion of accounts payable	-	-	450,000	450	-	22,050	-	22,500

Beneficial conversion on issuance of note payable	-	-	-	-	-	38,380	-	38,380

Net loss for the nine months ended March 31, 2014	-	-	-	-	-	-	(773,372)	(773,372)

Balance at March 31, 2014	1,000,000	$1,000	55,203,330	$52,703	$2,500	$837,201	$(1,403,114)	$(509,710)

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(773,372)	$(400,502)
Adjustment to reconcile net loss to net cash
used in operating activities
Debt discount and beneficial conversion feature recognized as interest expense	116,071	38,366
Loss on note conversion	66,667	-
Stock compensation expense	120,000	-
Loss on conversion of accounts payable	13,500	-
Common stock issued for services to former officers	73,200	-
Provision for bad debts	55,000	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(91,905)	(21,897)
Inventories	209,203	68,363
Other assets	2,000	300
Increase (Decrease) in:
Accounts payable and accrued expenses	76,506	348
Payroll and sales taxes payable	(22,191)	26,884
Customer deposits	(14,034)	203
Due to officer	(15,465)	(37)

NET CASH USED IN OPERATING ACTIVITIES	(140,438)	(287,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable	281,600	247,000
Repayment of notes payable	(136,743)	-
Proceeds from short term loan from officer	-	29,670

NET CASH PROVIDED BY FINANCING ACTIVITIES	144,857	276,670

NET INCREASE (DECREASE) IN CASH	4,419	(11,302)

CASH BEGINNING OF PERIOD	2,414	11,433

CASH END OF PERIOD	$6,833	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$30,657	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued for conversion of note payable	$200,000	$-
Beneficial conversion costs on issuance of convertible note payable	$38,380	$-
Common stock issued for payable due to former officer	$9,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013.

History and Organization

SMACK Sportswear, Inc. (“SMACK”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer 29 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had 40 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

At the TSS Closing, (i) TSS was merged with and into SMACK; (ii) TSS became SMACK’s wholly-owned subsidiary; (iii) all of TSS’s shares outstanding prior to the TSS Merger were exchanged for comparable securities of SMACK; and (iv) 72 percent of SMACK’s fully-diluted shares were owned by TSS’s former shareholder. At the TSS Closing, SMACK issued a total of 29 million shares of its common stock to TSS’s former shareholder, in exchange for the 40 million shares of TSS’s common stock outstanding prior to the TSS Merger. Upon the effectiveness of the TSS Merger, 11 million shares of SMACK’s common stock were maintained by its existing stockholders.

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the Chief Executive Officer (CEO) of TSS is the CEO of SMACK, TSS is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

1. BASIS OF PRESENTATION (Continued)

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2014, the Company incurred a net loss of $773,372 and cash used in operating activities was $140,438, and as of that date, is delinquent in payments of $267,983 for payroll and sales taxes. As of March 31, 2014, the Company had a working capital deficiency of $294,110 and a shareholders’ deficit of $509,710. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our former independent auditors, in their report on our audited financial statements for the year ended June 30, 2013, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its debt holders in the nine months ended March 31, 2014, and has obtained additional funding in the amount of $21,600 from them subsequent to March 31, 2014 (see Note 9). Management also begun the process of initiating a Private Placement Memorandum (PPM) subsequent to March 31, 2014 and feels the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Team Sports Superstore. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement. The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended March 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation

The Company periodically issues common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs included within selling, general and administrative expenses were approximately $24,152 and $52,039 for the nine months ended March 31, 2014 and 2013, respectively.

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations, convertible notes and common stock issued for services, among others. Actual results could differ from these estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the nine months ended March 31, 2014, the Company recorded a charge of approximately $190,000 relating to the mark down of inventories to net realizable value at March 31, 2014.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Customer Deposits

In many of its customer agreements, the Company requires its customers pay a 50 percent deposit upon signing the agreement. At June 30, 2013, there was $14,034 in customer deposits. There were no customer deposits at March 31, 2014.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the balances reported for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). This guidance amends the requirements for reporting for discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVENTORIES

Inventories consisted of the following at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
	(Unaudited)
Raw Materials	$19,413	$199,896
Work-in-progress	-	30,944
Finished goods	165,220	162,996

TOTAL	$184,633	$393,836

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

4. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
	(Unaudited)

Loan payable – related party (a)	$19,508	$19,508
Note payable (b)	15,200	14,000
Convertible note (c)	-	279,943
Unsecured promissory note (d)	130,000	-
Unsecured promissory note (e)	93,600	-

	258,308	279,943

Less: Debt discounts	-	(77,691)

	258,308	235,760

Less: Current portion	(34,708)	(235,760)

TOTAL	$223,600	$-

a.       As of June 30, 2013, the Company has a loan payable to family member of the CEO amounting to $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of March 31, 2014, the balance of the loan remained at $19,508.

b.       As of June 30, 2013, the Company had advances from an individual which amounted to $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note calls for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. If the Company is late in making any of its required payments, the note becomes in default and the Company is required to pay interest at the rate of 10 percent on any outstanding balances until the note is fully repaid. At March 31, 2014, the outstanding balance of the short-term note was $15,200. The short-term note is unsecured.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

4. NOTES PAYABLE AND OTHER DEBT (Continued)

c.        In 2012, the Company entered into a $250,000 promissory note payable to Bill Kotlar, a related party. The note was payable in full at maturity on March 31, 2014 and bore interest at a rate of 10 percent per annum payable quarterly commencing September 30, 2012. The note was convertible into common stock of the Company at any time until the note is paid in full at a 75 percent of the average market price 30 days immediately prior to the conversion date. On October 19, 2012, the note was amended to increase the revolving credit limit from $250,000 to $300,000. The loan holder had 70 days from October 19, 2012 to loan additional funds to the Company. Concurrently, the note holder forgave all accrued and future interest in exchange for the right to convert the note into common stock of the Company at a conversion price of $0.06 per share. As the conversion price of the note is less than the market price of the Company’s common stock at the date of issuance, the Company determined that the note contained a beneficial conversion feature of $141,940. The note’s beneficial conversion feature was considered as debt discount and was being amortized over the life of the note. As of June 30, 2013, $279,943 was outstanding on the note and the amount of the unamortized note discount was $77,691.

During the nine month period ended March 31, 2014, an aggregate amount of $200,000 of the note was converted into 13,333,330 shares of the Company’s common stock. The fair value of the shares at the date of conversion was $266,667 (based on a trading price of $0.02 per share). This resulted in a loss on conversion of $66.667. In February 2014, the remaining outstanding balance of $79,943 was paid off and all remaining unamortized note discount was recorded as interest expense.

d.       In February 2014, the Company entered into an unsecured promissory note agreement. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. During the nine months ended March 31, 2014, the Company borrowed an additional $50,000 on the note. As of March 31, 2014, the outstanding balance of the note was $130,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

e.        In February 2014, the Company entered into an unsecured promissory note agreement. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. During the nine months ended March 31, 2014, the Company borrowed $93,600 on the note which was outstanding as of March 30, 2014. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

5. OTHER NOTE

Effective July 2013, the Company entered into a convertible note payable agreement in the principal amount of $53,000. The note had an interest rate of 8 percent and was due on March 19, 2014. Per the agreement, if the note was not repaid by March 19, 2014, the note would convert into shares of the Company’s common stock at a conversion rate of 58 percent of the market price of the average of the three lowest closing prices of the common stock for the ten trading days prior to the date of conversion. As the conversion price of the note was less than the market price of the Company’s common stock at the date of issuance, the Company determined that the note contained a beneficial conversion feature of $ $38,380. The note’s beneficial conversion feature was considered as debt discount and was being amortized over the life of the note. In February 2014, the note was paid off and all remaining unamortized note discount was recorded as interest expense.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

6. RELATED PARTY TRANSACTIONS

As of March 31, 2014 and June 30, 2013, the Company owed $64,597 and $80,063, respectively, to its Chief Executive Officer for accrued, but unpaid compensation. These amounts are reflected as Due to Officer on the accompanying condensed consolidated Balance Sheets.

7. CAPITAL STOCK

During the nine month period ended March 31, 2014, the Company issued 800,000 shares of common stock to a former officer for services valued at $40,000. The shares issued were valued at the trading price at the date of the agreement.

In 2012, the Company entered into an employment agreement with an officer with a term of three years. Under the agreement, the officer was entitled to receive up to 3,000,000 shares of the Company’s common stock, subject to vesting at rate of 500,000 shares, commencing June 30, 2013 through December 31, 2015. The officer resigned in March 2014. During the nine month period ended March 31, 2014, the Company issued 500,000 shares of common stock to the Officer valued at $80,000. A total of 500,000 shares vested in December 2013, was forgone by the officer in lieu of receiving cash amounted to $17,200, which is included in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2014. The remaining 2,000,000 shares of common stock were forfeited upon resignation of the Officer.

During the nine month period ended March 31, 2014, the Company issued 450,000 shares to a former officer valued at $22,500 upon conversion of $9,000 accounts payable owed to the officer. The shares issued were valued at the trading price at the conversion date. As a result, the Company recorded a loss on conversion of accounts payable of $13,500 which has been included in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2014.

During the nine month period ended March 31, 2014, the Company issued 13,333,330 shares of common stock, with market value of $266,667 (or at $0.02 per share), for the settlement of convertible notes payable in the aggregate principal amount of $200,000. As a result, the Company recorded a loss of $66,667 which has been reflected on the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2014.

Preferred Stock

The Company has two Series of preferred stock. The Series A Voting preferred stock consists of 2,000,000 authorized shares, par value $0.001, of which 1,000,000 shares were issued and outstanding at March 31, 2014. The holders of the Series A Voting preferred stock are not entitled to receive any dividends and do not have any liquidation rights. The holders of Series A Voting preferred stock shall be entitled to (a) notice of any meeting of the shareholders of the Corporation; and (b) have the power to vote each share at any shareholder meeting, where each share of Series A Voting preferred stock carries the weight of 20 votes for each share of common stock.

On December 4, 2012, the Company agreed to issue 1,000,000 shares of its unregistered Series A Voting preferred stock to the Company’s CEO in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings to the Company’s Employee Stock Option Plan, which transfer had not occurred at March 31, 2014.

At March 31, 2014, the Company had 3,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designation of these shares has yet to be determined by the Board of Directors.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Reserves are established for specific liabilities in connection with legal actions when they can be deemed probable and estimable. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

9. SUBSEQUENT EVENTS

In March 2014, the Company entered into an agreement with its new Chief Financial Officer to begin on April 1, 2014. Under the agreement, the officer was granted 700,000 shares of the Company’s common stock, which has vesting provisions based on the completion of certain performance objectives. The agreement is for a one year term expiring on March 31, 2015.

In April 2014, the Company borrowed additional funds under one of its promissory note payable agreements in the amount of $21,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	future operating results; and

●	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

SMACK Sportswear, Inc. (“SMACK”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer 29 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had 40 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

At the TSS Closing, (i) TSS was merged with and into SMACK; (ii) TSS became SMACK’s wholly-owned subsidiary; (iii) all of TSS’s shares outstanding prior to the TSS Merger were exchanged for comparable securities of SMACK; and (iv) 72 percent of SMACK’s fully-diluted shares were owned by TSS’s former shareholder. At the TSS Closing, SMACK issued a total of 29 million shares of its common stock to TSS’s former shareholder, in exchange for the 40 million shares of TSS’s common stock outstanding prior to the TSS Merger. Upon the effectiveness of the TSS Merger, 11 million shares of SMACK’s common stock were maintained by its existing stockholders.

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the Chief Executive Officer (CEO) of TSS is the CEO of SMACK, TSS is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These consolidated financial statements reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

Overview of Business

SMACK is a Southern California based manufacturer of performance and lifestyle based indoor and sand volleyball apparel and accessories. The Smack brand was founded in 1994 on the sands of Manhattan Beach. Throughout our history, Smack has worked with some of the leading professional beach players, as well as a select group of elite indoor junior volleyball clubs. Our products have been featured in Volleyball Magazine, DiG Magazine, Coaching Volleyball magazine, and featured in ABC’s hit show “The Bachelor”. Smack has also served as the official apparel of the AVP, USA Beach Volleyball, and NVL.

Our primary corporate objective is increasing revenue and strengthening our financial performance, while serving the best interests of our employees and shareholders. Revenue increases will be the result of an uncompromising discipline to drive the business through people, processes, and products.

Our core business is performance and lifestyle volleyball Smack branded products. Volleyball continues to experience a sustained growth rate across all age groups, with high school participation rates increasing for 24 consecutive years. Sand volleyball has maintained a steady growth rate across both core and casual participants, and represents the fastest growing sport at the NCAA level, which will serve as an accelerant the growth of the sport at the youth and high school levels.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement.  The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations, convertible notes and common stock issued for services, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the balances reported for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2014, and the following pronouncements were adopted during the period.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). This guidance amends the requirements for reporting for discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operation

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2014 and 2013 was $541,751 and $396,510, respectively. The increase of $145,241was primarily due to additional market penetration in both female high school and club teams during the third quarter of fiscal 2014.

Cost of sales for the three months ended March 31, 2014 and 2013, was $522,664 and $216,865, respectively. Gross profit for the three months ended March 31, 2014 and 2013 was $19,087 and $179,645, respectively. The gross profit decrease of $160,558 for the three months ended March 31, 2014 was significantly lower than during the same period in 2013 due to the write down of many inventory items during the third quarter of fiscal 2014, which amounted to approximately $190,000. If not for these write downs, the gross profit percentage in the third quarter of 2014 would have been reasonably comparable to the same period in 2013.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $36,068 to $326,128 for the three months ended March 31, 2014, compared to $290,060 for the three months ended March 31, 2013. The increase in SG&A expenses was due primarily to an increase in bad debt expense of $55,000, offset by a decrease in other SG&A expenses.

Other Income and Expenses

Interest expense was $6,070 for the three months ended March 31, 2014. The interest expense related to the final amortization of the debt discount on the convertible note payable and accrued interest on the two promissory notes (see Note 4). There was no interest expense or other income and expenses for the three months ended March 31, 2013.

Net Loss

Our net loss increased by $202,696 to $313,111 for the three months ended March 31, 2014, compared to a net loss of $110,415 for the three months ended March 31, 2013. The increase in net loss was due to the increase in operating expenses of $24,938, combined with a decrease in gross profit of $160,558. As noted above, the decrease in gross profit was due to the write down of many inventory items during the third quarter of fiscal 2014 , which amounted to approximately $190,000.

Results of Operations for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Revenue and Cost of Sales

Revenue for the nine months ended March 31, 2014 and 2013 was $1,020,223 and $843,131, respectively. The increase of $177,092 was primarily due to increased revenues during the third quarter of fiscal 2014 compared to the same period in 2013, in which revenues increased $145,241. The overall increase during the nine month period was primarily due to additional market penetration in both female high school and club teams.

Cost of sales for the nine months ended March 31, 2014 and 2013 was $781,531 and $517,621, respectively. Gross profit for the nine months ended March 31, 2014 and 2013 was $238,692 and $325,510, respectively. Gross profit percentage for the nine months ended March 31, 2014 was significantly lower than during the same period in 2013 due to the write down of many inventory items during the third quarter of fiscal 2014, which amounted to approximately $190,000. If not for these write downs, the gross profit percentage in 2014 would have been comparable to the same period in 2013.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $63,877 to $789,889 for the nine months ended March 31, 2014, compared to $687,646 for the nine months ended March 31, 2013. The majority of the increase in SG&A expenses was due primarily to costs related to the issuance of common stock for services in the amount of $206,700 during the nine months ended March 31, 2014, offset by a decrease in professional fees associated with the audit and acquisition of Team Sports Superstore in the previous period plus other SG&A expenses. Of the costs of stock issued for services, $73,200 related to stock issued to a law firm and $80,000 and $53,500 to two former officers of the Company.

Other Expenses

Other expenses increased by $222,175 for the nine months ended March 31, 2014, compared to $38,366 for the nine months ended March 31, 2013. The $222,175 consisted of interest expense of $119,366, other financing costs of $36,142 and $66,667 of debt conversion costs. The interest expense related almost entirely to the amortization of debt discount recorded from the beneficial conversion features in the convertible notes payable.

Net Loss

Our net loss increased by $371,870 to $772,372 for the nine months ended March 31, 2014, compared to a net loss of $400,502 for the nine months ended March 31, 2013. The increase in net loss was due to increases in SG&A expenses of $50,177 and other expenses of $218,675, plus a decrease in gross profit of $86,818.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2014, the Company incurred a net loss of $773,372 and cash used in operating activities was $140,438, and as of that date, is delinquent in payments of $267,983 for payroll and sales taxes.  As of March 31, 2014, the Company had a working capital deficiency of $294,110 and a shareholders’ deficit of $509,710.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Our former independent auditors, in their report on our audited financial statements for the year ended June 30, 2013, expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.

The Company has obtained funds from its debt holders in the nine months ended March 31, 2014, and has obtained additional funding in the amount of $21,600 from them subsequent to March 31, 2014. Management has also begun the process of initiating a Private Placement Memorandum (PPM) subsequent to March 31, 2014 and feels the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

At March 31, 2014 and June 30, 2013, we had cash of $6,833 and $2,414, respectively and working capital deficit of $294,110 and $267,085 respectively.  The increase in working capital deficit was primarily due to the decrease in inventories.

Net cash used in operating activities was $140,438 for the nine months ended March 31, 2014, compared to $287,972 for the nine months ended March 31, 2013. The decrease of $147,534 in cash used in operating activities was primarily due to the net decrease in inventories, with an increase in accounts payable, offset by an increase in accounts receivable and decreases in other current liabilities and net loss. The net loss includes non-cash expenses of stock issued for services, debt conversion costs, accrued interest on debt, bad debt expense and amortization of debt discount as interest expense.

There were no cash flows used in investing activities for the nine months ended March 31, 2014 and March 31, 2013.

Net cash flows provided by financing activities was $144,857 for the nine months ended March 31, 2014, as compared to $276,670 for the nine months ended March 31, 2013. The decrease in cash provided by financing activities of $131,813 was due to repayments made on notes payable. To date, we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of convertible debt and our offering of shares of common stock together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next twelve months, due to our ability to raise money from our investor base and future expected revenue.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

By:	/s/ Bill Sigler
Bill Sigler
Chief Executive Officer
May 20, 2014