Form 10-K
period 2014-06-30
Smack Sportswear
filed 2014-10-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒.	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ . No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ . No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $332,000.

As of October 17, 2014, the registrant's outstanding common stock consisted of 58,378,330 shares, $0.001 par value.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by reference to, these agreements, all of which are incorporated herein by reference.

History and Organization

SMACK Sportswear (“SMACK or the Company”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer 29 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had 40 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

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

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the former Chief Executive Officer (CEO) of TSS was the CEO of SMACK, TSS was deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements of the Company now reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

Overview of Business

SMACK is a Southern California based manufacturer of performance and lifestyle based indoor and sand volleyball apparel and accessories. The SMACK brand was founded in 1994 on the sands of Manhattan Beach. Throughout our history, SMACK has worked with some of the leading professional beach players, as well as a select group of elite indoor junior volleyball clubs. Our products have been featured in Volleyball Magazine, DiG Magazine, Coaching Volleyball magazine, and featured in ABC’s hit show “The Bachelor”. SMACK has also served as the official apparel provider for the AVP, USA Beach Volleyball, and NVL.

Our primary corporate objective is increasing revenue and strengthening our financial performance, while serving the best interests of our shareholders and employees. We expect that future revenue growth will result from our uncompromising discipline to drive the business through our people, processes, and products.

Our core business is the manufacturing and sale of performance and lifestyle volleyball SMACK branded products. Volleyball continues to experience a sustained growth rate across all age groups, with high school participation rates increasing for 24 consecutive years. Sand volleyball has maintained a steady growth rate across both core and casual participants, and represents the fastest growing sport at the NCAA level, which will accelerate the growth of the sport at the youth and high school levels.

Change in Fiscal Year

SMACK closed the purchase of TSS on December 6, 2012. The purchase represented a substantial portion of the Company’s business at the time of acquisition. In connection with the closing of the transaction, the Company changed its fiscal year end to June 30 from December 31 to conform its fiscal year end to that of TSS.

Competition

The market for performance volleyball apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of the fabrics and technology used in manufacturing our products are not unique to us. Some of our competitors are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us, such as Mizuno, Asics, Nike and Adidas. We also compete with other manufacturers, including those specializing in volleyball and team apparel, as well as non-branded offerings targeting the market through the expansive decorator distribution channel.

Patents, trademarks, franchises, concessions, royalty agreements

SMACK currently has no pending or provisional patents, nor any trademark applications filed. The SMACK brand has been operated since 1994. We have developed our own proprietary technology and processes. We produce a portion of our finished apparel at our facilities in Torrance, California. We regard our technologies and processes as trade secrets. We recognize that trade secrets are difficult to protect. We intend to enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable.

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

Employees

The Company has no full time employees, but has seven independent contractors, at this time.

ITEM 1A - RISK FACTORS.

RISK FACTORS

Risks Related to SMACK Sportswear’s Business

SMACK HAS A LIMITED OPERATING HISTORY.

SMACK has a limited operating history. Prospective investors should be aware of the difficulties and risks encountered by such new enterprises, including, but are not limited to: competition, the absence of an operating history, the need for additional working capital, the possible inability to adapt to various economic changes inherent in a market economy expenses that are frequently incurred in the operation of a new business and the competitive environment in which SMACK will be operating. The likelihood of success of SMACK must be considered together with these issues.

IF SMACK'S BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT SMACK MAY BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND IF WE DISCONTINUE OPERATIONS, STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. During the year ended June 30, 2014, the Company incurred a net loss of $1,246,488 and cash used in operating activities was $191,447, and as of that date, is delinquent in payments of $270,664 for payroll and sales taxes. As of June 30, 2014, the Company had a working capital deficit of $600,326 and a shareholders’ deficit of $872,326. These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and SMACK’s independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the years ended June 30, 2014 and 2013.

The Company’s ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. SMACK’s business plan may not be successful in addressing these issues. If SMACK cannot continue as a going concern, its stockholders may lose their entire investment.

Failure to raise additional financing will cause us to go out of business. Further, we cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations. If this happens, you could lose all or part of your investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT SMACK WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

SMACK’s ability to continue to operate as a going concern is dependent upon SMACK earning sufficient revenues or obtaining financing to continue its development and operational activities. It is important to note that even if the appropriate financing is received, there is no guarantee that SMACK will ever be able to operate profitably or derive any significant revenues from its operation.

We have a limited product LINE at the current time.

There can be no assurance that any of SMACK’s product concepts will be successfully developed, prove to be safe and efficacious, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products we may develop, we may not be able to generate increased product revenue.

We do not currently have a well-defined organization for the sales, marketing and distribution of our apparel products. In order to market our products, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many apparel companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. All of our current executive officers are independent contractors and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could materially harm our business.

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

Risks Related to Intellectual Property

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

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

IN THE FUTURE, SMACK WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

As SMACK is a fully reporting company with the SEC, it will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

ITEM 2. DESCRIPTION OF PROPERTY.

Our office is located at 20316 Gramercy Place, Torrance CA 90501. In July 2013, we entered into a two year lease to rent approximately 4,000 square feet. Management feels the facility is adequate for our operational and administrative needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SMAK”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2014	$0.06	$0.03
March 31, 2014	$0.06	$0.01
December 31, 2013	$0.03	$0.01
September 30, 2013	$0.05	$0.02
June 30, 2013	$0.07	$0.02
March 31, 2013	$0.19	$0.08
December 31, 2012	$0.54	$0.10
September 30, 2012	$0.83	$0.20

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 17, 2013, we have 662 registered shareholders holding 58,378,330 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In October 2014, the Company sold 2,500,000 shares of its common stock, par value $0.001, at $0.02 per share. Total gross proceeds were $50,000.

Please refer to our previous filings on our Quarterly Reports on Form 10-Q, or on our Current Reports on Form 8-K for information regarding all of our sales of our equity securities during the fiscal year ended June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations and common stock issued for services, among others. Actual results could differ from these estimates.

Results of Operations for the year ended June 30, 2014 compared to the year ended June 30, 2013

Revenue and Cost of Goods Sold

Revenue for the years ended June 30, 2014 and 2013 was $1,084,206 and $947,223, respectively. The increase of $136,983 was primarily due to additional market penetration in both female high school and club teams during fiscal 2014.

Cost of sales for the years ended June 30, 2014 and 2013, was $984,648 and $615,406, respectively. Gross profit for the years ended June 30, 2014 and 2013 was $99,558 and $331,817, respectively. The gross profit decrease of $232,259 for the year ended June 30, 2014 was significantly lower than in 2013 due to the write down of fabric and prior year inventory items during the third and fourth quarters of fiscal 2014, which amounted to approximately $331,000. The total write down of fabric was approximately $115,000 and the total amount of finished products was approximately $216,000. If not for these write downs, the gross profit percentage in 2014 would have been reasonably comparable to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $353,939 to $1,117,443 for the year ended June 30, 2014, compared to $763,504 for the year ended June 30, 2013. The increase in SG&A expenses was due primarily to an increase in stock issued for services to officers and former officers of $303,700, bad debt expense of $71,512 and facility costs of $58,360, offset by a decrease in other SG&A expenses.

Other Income and Expenses

Other income and expense increased by $164,337 to $228,603 for the year ended June 30, 2014, compared to $64,266 for the year ended June 30, 2013. Interest expense was $125,794 for the year ended June 30, 2014 compared to $64,266 for the year ended June 30, 2013, an increase of $61,528. The interest expense in 2014 and 2013 related to the amortization of the debt discount on the convertible note payable (see Note 4), while the 2014 balance also included accrued interest on the two promissory notes (see Note 4). During the year ended June 30, 2014, the Company also incurred other expenses of $13,500 relating to the loss on conversion of accounts payable to common stock, financing costs of $22,642 and a loss of $66,667 on the conversion of debt to common stock. None of these expenses were incurred during the year ended June 30, 2013.

Net Loss

Our net loss increased by $750,535 to $1,246,488 for the year ended June 30, 2014, compared to a net loss of $495,953 for the year ended June 30, 2013. The increase in net loss was due to the increase in operating expenses of $353,939 and other expenses of $164,337, combined with a decrease in gross profit of $232,260. As noted above, the decrease in gross profit was due to the write down of fabric and prior year inventory items during fiscal 2014, which amounted to approximately $331,000.

Liquidity and Capital Resources

Comparison of years ended June 30, 2014 and 2013

As of June 30, 2014, we had $824 in cash, negative working capital of $600,326 and an accumulated deficit of $872,326.

As of June 30, 2013, we had $2,414 in cash, negative working capital of $267,085 and an accumulated deficit of $257,085.

Cash flows used in operating activities

During the year ended June 30, 2014, the Company used cash flows in operating activities of $191,447 compared to $315,632 used in the year ended June 30, 2013. The reasons for the decrease in cash used in operating activities in the amount of $124,185 was due mainly to the decrease in purchases of inventories and the increase in accounts payable and accrued expenses.

 Cash flows provided by financing activities

Cash flows from financing activities for the years ended June 30, 2014 and 2013 provided net cash of $189,857 and $306,613, respectively, primarily relating to the proceeds from notes payable.

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2014, the Company incurred a net loss of $1,246,488 and cash used in operating activities was $191,448, and as of that date, is delinquent in payments of $270,664 for payroll and sales taxes. As of June 30, 2014, the Company had a working capital deficiency of $600,326 and a shareholders’ deficit of $872,326. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its debt holders in the year ended June 30, 2014 and has obtained additional funding in the amount of $50,000 from the initiation of a Private Placement Memorandum (PPM) subsequent to June 30, 2014. The Company feels it will raise additional funding from the PPM. Management believes this funding will continue from its current investors and also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firms	F-1 to F-2
Consolidated Balance Sheets as of June 30, 2014 and 2013	F-3
Consolidated Statements of Operations for the Years Ended June 30, 2014 and 2013	F-4
Consolidated Statements of Shareholders’ Deficit for the Years Ended June 30, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013	F-6
Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smack Sportswear

We have audited the accompanying consolidated balance sheet of Smack Sportswear, Inc. and Subsidiary (the “Company”) as of June 30, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A

Los Angeles, California

October 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smack Sportswear

We have audited the accompanying balance sheet of Smack Sportswear as of June 30, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended. Smack Sportswear’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smack Sportswear as of June 30, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has revenue that is insufficient to cover its expenses, has negative working capital at June 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 15, 2013

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS

CURRENT ASSETS
Cash	$824	$2,414
Accounts receivable, net of allowance of $63,953 and $9,400	31,078	50,782
Inventories	25,072	393,836

TOTAL CURRENT ASSETS	56,974	447,032

Other Assets	8,000	10,000

TOTAL ASSETS	$64,974	$457,032

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,128	$138,468
Payroll and sales taxes payable	270,664	245,792
Customer deposits	-	14,034
Advances from officers	123,200	80,063
Notes payable and other debt to related parties, net of discount of $77,691 at June 30, 2013	23,308	235,760

TOTAL CURRENT LIABILITIES	657,300	714,117

LONG-TERM LIABILITIES
Notes payable and other debt to related parties, long-term	280,000	-

TOTAL LIABILITIES	937,300	714,117

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Voting Preferred stock , 2,000,000 shares authorized;
1,000,000 shares issued and outstanding at June 30, 2013	-	1,000
Common stock, $0.001 par value;
70,000,000 shares authorized;
55,878,330 and 40,000,000 shares issued and outstanding	55,878	37,500
Treasury stock receivable, 2,500,000 shares at June 30, 2013	-	2,500
Additional paid in capital	948,026	331,657
Accumulated deficit	(1,876,230)	(629,742)

TOTAL SHAREHOLDERS' DEFICIT	(872,326)	(257,085)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$64,974	$457,032

The accompanying notes are an integral part of these consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	June 30, 2014	June 30, 2013

Sales	$1,084,206	$947,223

Cost of Goods Sold	984,648	615,406

Gross Profit	99,558	331,817

Operating Expenses
Selling, general and administrative expenses	1,117,443	763,504

Loss from Operations	(1,017,885)	(431,687)

OTHER EXPENSES
Interest expense	125,794	64,266
Loss on conversion of accounts payable	13,500	-
Financing costs	22,642	-
Loss on note conversion	66,667	-

TOTAL OTHER EXPENSES	228,603	64,266

NET LOSS	$(1,246,488)	$(495,953)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING BASIC AND DILUTED	53,922,554	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulate
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance at June 30, 2012	-	$-	40,000,000	$37,500	$2,500	$161,030	(133,789)	$67,241

Issuance of preferred stock	1,000,000	1,000	-	-	-	(1,000)	-	-

Contributed capital	-	-	-	-	-	29,670	-	29,670

Discount on notes payable due to
beneficial conversion feature	-	-	-	-	-	141,957	-	141,957

Net loss for the year ended June 30, 2013	-	-	-	-	-	-	(495,953)	(495,953)

Balance at June 30, 2013	1,000,000	1,000	40,000,000	37,500	2,500	331,657	(629,742)	(257,085)

Fair value of common stock issued for services	-	-	295,000	295	-	83,405	-	83,700

Fair value of common stock issued upon
conversion of debt	-	-	13,333,330	13,333	-	253,334	-	266,667

Fair value of common stock issued to
former officers	-	-	1,800,000	1,800	-	198,200	-	200,000

Fair value of common stock issued upon
conversion of accounts payable	-	-	450,000	450	-	22,050	-	22,500

Beneficial conversion feature on
issuance of note payable	-	-	-	-	-	38,380	-	38,380

Fair value of common stock given to a
Director by a former officer	-	-	-	-	-	20,000	-	20,000

Recission of preferred stock agreement	(1,000,000)	(1,000)	-	2,500	(2,500)	1,000	-	-

Net loss for the year ended June 30, 2014	-	-	-	-	-	-	(1,246,488)	(1,246,488)

Balance at June 30, 2014	-	$-	55,878,330	$55,878	$-	$948,026	$(1,876,230)	$(872,326)

The accompanying notes are an integral part of these consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,246,488)	$(495,953)
Adjustments to reconcile net loss to net cash
used in operating activities
Debt discount and beneficial conversion feature recognized as interest expense	116,071	64,266
Loss on note conversion	66,667	-
Fair value of common stock given to a Director by former officer	20,000	-
Fair value of common stock issued for services	83,700	-
Loss on conversion of accounts payable	13,500	-
Fair value of common stock issued for services to former officers	200,000	-
Provision for bad debts	71,512	-

Write down of excess and obsolete inventories	331,000	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(51,808)	(14,333)
Inventories	37,765	12,361
Other assets	2,000	73,263
Increase (Decrease) in:
Accounts payable and accrued expenses	110,659	46,424
Payroll and sales taxes payable	24,872	797
Customer deposits	(14,035)	(2,457)
Advances from officers	43,138	-

NET CASH USED IN OPERATING ACTIVITIES	(191,447)	(315,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable	338,000	276,943
Repayment of notes payable	(148,143)	-
Proceeds from short term loan from officer	-	29,670

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,857	306,613

NET DECREASE IN CASH	(1,590)	(9,019)

CASH BEGINNING OF YEAR	2,414	11,433

CASH END OF YEAR	$824	$2,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued for conversion of note payable	$200,000	$-
Beneficial conversion costs on issuance of convertible note payable	$38,380	$-
Common stock issued for payable due to former officer	$9,000	$-

Rescission of preferred stock and treasury stock receivable	$3,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

History and Organization

SMACK Sportswear (“SMACK”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer 29 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had 40 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

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

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the former Chief Executive Officer (CEO) of TSS was the CEO of SMACK, TSS was deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

Overview of Business

SMACK is a Southern California based manufacturer of performance and lifestyle based indoor and sand volleyball apparel and accessories. The Smack brand was founded in 1994 on the sands of Manhattan Beach, California. Throughout our history, Smack has worked with some of the leading professional beach players, as well as a select group of elite indoor junior volleyball clubs. Our products have been featured in Volleyball Magazine, DiG Magazine, Coaching Volleyball magazine, and featured in ABC’s hit show “The Bachelor”. Smack has also served as the official apparel of the AVP, USA Beach Volleyball, and NVL.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2014, the Company incurred a net loss of $1,246,488 and cash used in operating activities was $191,448, and as of that date, is delinquent in payments of $270,664 for payroll and sales taxes. As of June 30, 2014, the Company had a working capital deficiency of $600,326 and a shareholders’ deficit of $872,326. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its debt holders in the year ended June 30, 2014 and has obtained additional funding in the amount of $50,000 from the initiation of a Private Placement Memorandum (PPM) subsequent to June 30, 2014 (see Note 10). The Company believes it will raise additional funding from the PPM. Management believes this funding will continue from its current investors and also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Team Sports Superstore. All significant intercompany transactions and balances have been eliminated in consolidation.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs included within selling, general and administrative expenses were approximately $31,530 and $60,036 for the years ended June 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations and common stock issued for services, among others. Actual results could differ from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible. Bad debt expenses were $71,512 for the year ended June 30, 2014. There were no bad debt expenses for the year ended June 30, 2013. The allowance for doubtful accounts was $63,953 and $9,400 as of June 30, 2014 and 2013, respectively.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales.

At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the year ended June 30, 2014, the Company recorded a charge of approximately $331,000 relating to the mark down of inventories to net realizable value at June 30, 2014. The mark downs related to inventories that management felt had become obsolete or in excess of future estimated sales of those products over the next year, particularly fabric and prior year products.

Shipping and handling costs

The Company’s shipping and handling costs are reported as selling, general and administrative expenses in the consolidated Statements of Operations. These costs primarily relate to outbound freight. The Company classifies amounts billed to customers for shipping fees as revenues.

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

Customer Deposits

In many of its customer agreements, the Company requires its customers pay a 50 percent deposit upon signing the agreement. At June 30, 2013, there was $14,034 in outstanding customer deposits. There were no customer deposits at June 30, 2014.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of June 30, 2014, the balances reported for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consisted of the following at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

Raw Materials	$-	$199,896
Work-in-progress	-	30,944
Finished goods	25,072	162,996

TOTAL	$25,072	$393,836

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 4. NOTES PAYABLE AND OTHER DEBT TO RELATED PARTIES

Notes payable and other debt to related parties consist of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

Loan payable – related party (a)	$19,508	$19,508
Note payable (b)	3,800	14,000
Convertible note (c)	-	279,943
Unsecured promissory note (d)	130,000	-
Unsecured promissory note (e)	150,000	-

	303,308	279,943

Less: Debt discounts	-	(77,691)

	303,308	235,760

Less: Current portion	(23,308)	(235,760)

TOTAL	$280,000	$-

a.       As of June 30, 2013, the Company had a loan payable due to a family member of the former CEO in the amount of $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of June 30, 2014, the balance of the loan was $19,508.

b.       As of June 30, 2013, the Company had received advances from the former CFO in the amount of $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note calls for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. If the Company is late in making any of its required payments, the note becomes in default and the Company is required to pay interest at the rate of 10 percent on any outstanding balances until the note is fully repaid. At June 30, 2014, the outstanding balance of the short-term note was $3,800. The short-term note is unsecured.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 4. NOTES PAYABLE AND OTHER DEBT TO RELATED PARTIES (Continued)

c.       In 2012, the Company entered into a $250,000 promissory note payable to Bill Kotlar, a shareholder. The note was payable in full at maturity on June 30, 2014 and accrued interest at a rate of 10 percent per annum payable quarterly commencing on September 30, 2012. The note was convertible into common stock of the Company at any time until the note was paid in full at a conversion rate equal to 75 percent of the average market price of the common stock 30 days immediately prior to the conversion date. On October 19, 2012, the note was amended to increase the revolving credit limit from $250,000 to $300,000. Concurrently, the note holder forgave all accrued and future interest in exchange for the right to convert the note into common stock of the Company at a conversion price of $0.06 per share. As the conversion price of the note is less than the market price of the Company’s common stock at the date of issuance, the Company determined that the note contained a beneficial conversion feature of $141,940. The note’s beneficial conversion feature was recorded as a debt discount which was amortized over the life of the note. As of June 30, 2013, $279,943 was outstanding on the note and the amount of the unamortized note discount was $77,691.

During the year ended June 30, 2014, an aggregate amount of $200,000 of the note was converted into 13,333,330 shares of the Company’s common stock. The fair value of the shares at the date of conversion was $266,667 (based on a trading price of $0.02 per share). This resulted in a loss on conversion of $66.667. In February 2014, the remaining outstanding balance of $79,943 was paid off and all remaining unamortized note discount was recorded as interest expense.

d.      In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. During the year ended June 30, 2014, the Company borrowed an additional $50,000 on the note. As of June 30, 2014, the outstanding balance of the note was $130,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

e.       In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. During the year ended June 30, 2014, the Company borrowed $150,000 on the note which was outstanding as of June 30, 2014. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

NOTE 5. OTHER NOTE

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 6. RELATED PARTY TRANSACTIONS

In September 2014 (the Effective Date), the Company entered into a mutual release agreement with its former CEO under which the CEO agreed to resign his position and the Company agreed to pay the former officer $3,000 per month commencing as of the Effective Date and ending on the close of business on February 28, 2015. The Parties agreed that the Company’s accrued and unpaid salary obligation owed to the former officer as of the Effective Date was $130,000 and is net of any and all other offsetting obligations owed by the former officer to the Company. Fifty percent of the accrued salary ($65,000) will be converted into the Company’s common stock (at the time such shares are available to be issued by the Company). The conversion price shall be the lower of $0.02 or the same conversion price as the current note holders (see Note 4). In the event that the former CEO is not able to exercise the above accrued salary conversation rights by December 31, 2015, the amount of any such accrued salary obligation will be paid in cash in full by no later than January 15, 2016.

The remaining fifty percent of the accrued salary obligation ($65,000) will be paid by the Company through cash payment(s) to be made at the earlier of (i) the date of the Company’s closing of the next round of financing (debt or equity) of at least $400,000, in which case the entire then-remaining unpaid portion of $65,000 shall be repaid, or (ii) in the event that the financing does not occur by February 28, 2015 and to the extent that the financing has not occurred subsequent to that date, through payments of $3000 per month commencing on March 1, 2015 and continuing on a monthly basis thereafter until repayment is completed.

Any and all obligations not paid by the Company per the agreement (and exclusive of the accrued salary obligation), as well as loans by the former officer to the Company, which total $21,000 as of the Effective Date, shall be repaid by the Company by January 31, 2015 or earlier based on the occurrence of certain events.

As of June 30, 2014, the Company determined it owed $121,000 to the former officer under the mutual release agreement. The Company also owed $2,200 to another officer for personal loans to the Company. As of June 30, 2013, the Company owed the former officer $80,063. These amounts are reflected as Advances from Officers on the accompanying consolidated Balance Sheets.

Concurrently to the mutual release agreement, the former officer entered into an independent sales agent/team dealer agreement with the Company to sell the Company’s products.

Also during the year, the former CEO agreed to issue certain shares of common stock to the Company’s President and Director for services (see Note 7).

NOTE 7. CAPITAL STOCK

In December 2012, the Company entered into an employment agreement with an officer with a term of three years. Under the agreement, the officer was entitled to receive up to 3,000,000 shares of the Company’s common stock, subject to vesting at rate of 500,000 shares on a semi-annual basis, commencing June 30, 2013. The officer resigned in March 2014. During the year ended June 30, 2014, the Company issued 1,000,000 shares of common stock to the former officer valued at $160,000. The remaining 2,000,000 shares of common stock were forfeited upon resignation of the Officer. The Company also accrued a total of $18,000 as part of the former officer’s termination agreement, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of June 30, 2014.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 7. CAPITAL STOCK (Continued)

During the year ended June 30, 2014, the Company issued 120,000 shares of common stock valued at $73,200 to its legal counsel for services provided to the Company.

During the year ended June 30, 2014, the Company issued 800,000 shares of common stock to a former officer for services valued at $40,000. The shares issued were valued at the trading price at the date of the agreement.

During the year ended June 30, 2014, the Company issued 450,000 shares to a former officer valued at $22,500 upon conversion of $9,000 accounts payable owed to the officer. The shares issued were valued at the trading price at the conversion date. As a result, the Company recorded a loss on conversion of accounts payable of $13,500 which has been included in the accompanying consolidated statement of operations for the year ended June 30, 2014.

During the year ended June 30, 2014, the Company issued 13,333,330 shares of common stock, with market value of $266,667 (or at $0.02 per share), for the settlement of convertible notes payable in the aggregate principal amount of $200,000. As a result, the Company recorded a loss of $66,667 which has been reflected on the accompanying consolidated statement of operations for the year ended June 30, 2014.

In February 2014, the Company entered into an agreement with its President and Director under which the Company agreed to pay him a monthly salary of $7,500.  As part of the agreement, the Company’s former CEO agreed to issue the President 500,000 shares of common stock from his personal holdings upon signing of the agreement.  The fair value of those shares at the date of grant was $20,000 which the Company has accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the accompanying financial statements for the year ended June 30, 2014.  The President may also earn up to an additional 3,250,000 shares of common stock upon reaching certain revenue milestones by June 2015 and an additional 1,250,000 shares upon reaching certain net income milestones in the future. These shares will also be contributed by the former CEO.

In April 2014, the Company entered into an agreement with its Chief Financial Officer under which the officer could earn up to 500,000 shares of the Company’s common stock upon reaching certain milestones, specific to the completion of the Company’s quarterly SEC filings. The officer can also earn 50,000 shares per quarter upon reaching certain milestones, also specific to the timely filing of the Company’s quarterly SEC filings. During the year ended June 30, 2014, the officer met the milestones and earned a total of 175,000 shares, which were valued at $10,500 and are included in the accompanying consolidated statement of operations for the year ended June 30, 2014.

Preferred Stock

The Company has two series of preferred stock. The Series A Voting preferred stock consists of 2,000,000 authorized shares, par value $0.001. The holders of the Series A Voting preferred stock are not entitled to receive any dividends and do not have any liquidation rights. The holders of Series A Voting preferred stock shall be entitled to (a) notice of any meeting of the shareholders of the Company; and (b) have the power to vote each share at any shareholder meeting, where each share of Series A Voting preferred stock carries the weight of 20 votes for each share of common stock.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 7. CAPITAL STOCK (Continued)

On December 4, 2012, the Company agreed to issue 1,000,000 shares of its unregistered Series A Voting preferred stock to the Company’s former CEO in exchange for the transfer of 2,500,000 restricted common shares from his personal holdings to the Company’s Employee Stock Option Plan. At June 30, 2013, the shares were held in treasury. On June 30, 2014, the agreement was rescinded and as a result, the Company had no preferred shares and treasury shares outstanding as of June 30, 2014.

After the shares were rescinded, at June 30, 2014, the Company had 4,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designation of these shares has yet to be determined by the Board of Directors.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its office and warehouse space in Torrance, California under a non-cancelable operating lease that will expire on June 30, 2015. The Company has the option to extend the lease to June 30, 2017. The minimum lease payment is $4,209 per month.

Rent expense, which is classified in selling, general and administrative expenses, was $50,508 for the years ended June 30, 2014 and 2013.

Future minimum lease payments at June 30, 2014 under the Company’s non-cancelable operating lease for the year ending June 30, 2015 is $50,508.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 9. INCOME TAXES

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

Total income taxes differ from expected income taxes (computed by applying the U.S. federal corporate tax rate of 34%) for the years ended June 30, 2014 and 2013 as follows:

	June 30, 2014	June 30, 2013

Income taxes at federal statutory rate	$(423,806)	$(168,624)
State tax (net of federal benefit)	(72,725)	(28,936)
Change in valuation allowance	496,531	197,560

Income taxes at effective income tax rate	$-	$-

The Company’s effective tax rate differs from the statutory rate primarily as a result of the full valuation allowance on the Company’s deferred taxes as of June 30, 2014 and 2013.

The Company’s net deferred taxes include the following significant components as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

U.S. net operating loss carryforwards	$735,094	$236,498
Less: Valuation allowance	(735,094)	(236,498)

Net deferred tax assets	$-	$-

The Company’s deferred tax assets and liabilities represent the tax effects of taxable temporary differences between book and tax reporting. The temporary differences arise from unused net operating loss carryforwards. The Company recorded a full valuation allowance against its net deferred tax assets at June 30, 2014 and 2013. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized.

As of June 30, 2014, the Company has U.S. federal and state income tax net operating loss carryforwards of approximately $1.8 million that may be applied against future taxable income and that begin to expire in the year 2032.

The Company files tax returns in the United States and California. Management has evaluated its tax positions and believes that there are no adjustments or disclosures of possible additional tax liabilities for the year ended June 30, 2014. The amount that may ultimately have to be recognized, in the event that the Company’s tax returns are examined by a taxing authority, may differ from management’s estimate.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 9. INCOME TAXES (Continued)

At June 30, 2014, the Company has no material unrecognized tax positions. For the years ended June 30, 2014 and 2013, the Company did not recognize any interest or penalties for uncertain tax positions. There are also no accrued interest and penalties at June 30, 2014 and 2013. The Company is currently not under examination by the United States Internal Revenue service or any other state, city or local jurisdiction. As such, the Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes. The Company’s federal and state income tax returns are subject to examination by taxing authorities for the years 2009 through 2014.

NOTE 10. SUBSEQUENT EVENTS

In July 2014, the Company was advanced an additional $20,000 under one if its promissory notes payable agreements (see Note 4, item d).

In September 2014, the Company entered into a mutual release agreement with its CEO (see Note 6).

In October 2014, the Company sold 2,500,000 shares of its common stock at the price of $0.02 per share through its private placement memorandum. Gross proceeds from the issuance were $50,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 20, 2014, Seale and Beers, CPAs (“SB”) resigned as certifying independent accountant of Smack Sportwear.  SB had been engaged by the Registrant effective August 7, 2009.

The report of SB on the financial statements of the Registrant for the fiscal year ended June 30, 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report included an explanatory paragraph with respect to the Registrant’s ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the Registrant’s two most recent fiscal years ended June 30, 2014 and the subsequent interim periods, there were no disagreements between the Registrant and SB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SB would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(v) of Regulation S-K.

Contemporaneous with the resignation of SB, the Registrant engaged Weinberg & Company P.A. (“WC”) as the Registrant’s independent registered public accountant. The engagement was approved by the Board of Directors (the “Board”) of the Registrant.  Prior to March 20, 2014, the Registrant did not consult with WC regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Registrant’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Registrant and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management's report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2014.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of October 17, 2014, we have three directors. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Sigler	Director	45	April 2012
Tom Mercer	Director	44	February 2014
Chris Jenks	Director	47	October 2014

Executive Officers

As of October 17, 2014, we have one Executive Officer. His name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Doug Samuelson	Interim Chief Executive Officer	55	October 2014
Doug Samuelson	Chief Financial Officer	55	April 2014

Significant Employee

As of October 17, 2014, we have a Significant Employee whose name, age and date of employment are set out below:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Mercer	President	44	February 2014

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our directors and our executive officer, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Doug Samuelson, Interim Chief Executive Officer and Chief Financial Officer

Doug Samuelson has his CPA license in California and has over 10 years of experience working for public accounting firms and over 10 years of experience as a CFO, Director and Controller of both private and publicly traded companies. Most recently, Doug was the CFO for two years at Medacta USA, an orthopedic distributor located in Camarillo, California. Before that, he had his own consulting practice, working as a contract CFO and assisting public companies with their Sarbanes-Oxley (SOX) compliance. From 2005 to 2010, he worked for JH Cohn LLP in their audit and consulting groups in Woodland Hills, California, primarily working with publicly traded companies with their SOX compliance, but also providing technical accounting and financial reporting guidance to those companies. He also managed audits for privately held companies. From 2002 to 2005, he worked for the RAND Corporation in Los Angeles, California, as a Director of Accounting. From 1998 to 2002, he worked for Spirent Communications as their Director of Accounting in Calabasas, California. From 1992 to 1998, he worked for Arthur Andersen LLP in their audit practice in Los Angeles, California.

Doug has his Bachelor of Science degree in Accounting from the University of Utah and his Master of Science degree in Computer Science from the California State University, Northridge.

William Sigler, Director

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

Mr. Sigler was hired by Stuart Pharmaceuticals (now Astra Zeneca). At that time is was a division of ICI Americas (based in Delaware). One of the largest companies in the world, Mr. Sigler was recruited in his senior year of college to participate in ICI’s Corporate Program, which included 25 of their top college hires across all divisions. The program was designed to train future management. Mr. Sigler first worked in the MIS department supporting sales and marketing senior management with PC Support, and systems development. He then was moved to marketing, where Mr. Sigler was the company’s youngest Assistant Product Manager, where he helped launch an innovative new anesthetic called Propofol, as well as prenatal vitamins. He was then transferred into sales in Raleigh, NC.

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

Tom Mercer, Director

Tom Mercer has over 20 years of sales and marketing experience in the team sports apparel and footwear industry.  He spent his first 13 plus years with Adidas, where he quickly elevated from sales representative to regional sales manager, before moving to the North America headquarters and serving as US Marketing Manager for Football and Baseball, Director of Team Sports, and Sr. Strategic Account Planning Manager – Foot Locker, Inc.  Most recently before joining Smack, Tom spent the last 6 years as Vice President of Sales & Marketing for High Five Sportswear in Seattle, WA.  Tom is married with 4 children and resides in the Seattle area.

Christopher Jenks, Director

Christopher Jenks is currently the Chief Marketing Officer for Epic Sports Products, Inc., a global baseball training product manufacturing and marketing company. With over 25 years in the sporting goods industry, Chris has marketing and operating experience with several world class brands including adidas, Sports Specialties (a division of Nike), Body Glove, and YKK. From 2003 to 2009, Chris was COO of BG Partners, Body Glove’s US softgoods (apparel, footwear, bags, related accessories) licensing arm. Prior to Body Glove, Chris was Director of Brand Marketing at adidas America, responsible for all consumer communications. He was also the Director of Marketing for agron, Inc., the US licensee of adidas accessories. Chris serves on the Board of Directors of Epic Sports Products, Inc. and the Fremont County Humane Society. Previously, he held roles of Development Chair and Marketing Chair for the UCLA Anderson Alumni Executive Board. He earned his MBA from UCLA Anderson in 1994 and received his undergraduate degree from the University of Notre Dame in 1989, graduating cum laude.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2014 and 2013. No other officers or directors received annual compensation in excess of $100,000 during the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Sigler, Director and former CEO (1)	2014 2013	100,000 90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	100,000 90,000
Doug Samuelson, Interim CEO and CFO (2)	2014 2013	23,500 -	Nil -	10,500 -	Nil -	Nil -	Nil -	Nil -	34,000 -
Tom Mercer, President and Director (3)	2014 2013	37,500 -	Nil -	20,000 -	Nil -	Nil -	Nil -	Nil -	57.500 -
Charles A. Lesser, former CFO (4)	2014 2013	40,000 60,000	Nil	80.000 80,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 140,000
Ray Valdez, former CIO (5)	2014 2013	Nil 72,000	Nil Nil	40,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	40,000 72,000

(1)	William Sigler was appointed as our Chief Executive Officer, and a director in April 2012. Mr Sigler receives a base salary of $10,000 per month, but has waived receiving $20,000 during FY 2014 and $30,000 during FY 2013.
(2)	Doug Samuelson was appointed as our Chief Financial Officer (CFO) in April 2014. During FY 2014, Mr. Samuelson only worked part-time. Mr. Samuelson is entitled to 175,000 shares of common stock due June 30, 2014 as part of his employment agreement.
(3)	Tom Mercer was appointed President and Director in February 2014. He earns a salary of $7,500 per month and is entitled 500,000 shares of common stock as part of his employment agreement.
(4)	Charles A. Lesser was appointed as our CFO in December 2012. During FY 2013, Mr. Lesser only worked part-time while the Company sought to re-define its business objectives. Mr. Lesser was entitled to 500,000 shares of common stock due June 30, 2013 and 500,000 shares due December 31, 2013 as part of his employment agreement. Mr. Lesser resigned his position in the third quarter of FY 2014.
(5)	Ramon Valdez was CFO and subsequently Chief Information Officer for the Company. Mr. Valdez resigned his position during FY 2014. Mr. Valdez received 800,000 shares during FY 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of October 14, 2014: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Security ownership of Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
William Sigler(2) Director 20316 Gramercy Place Torrance, CA 90501	Common Stock	21,643,500 Direct (2)	37.1%
Tom Mercer, Director 2230 274th Ct SE Sammamish, WA. 98075	Common Stock	500,000 (4) Direct	0. 8%
Christopher Jenks, Director 1211 8th Street Mahattan Beach, CA 90266	Common Stock	2,900,000 (5)	5.0%
Doug Samuelson Interim Chief Executive Officer and Chief Financial Officer 6025 Macadam Ct Agoura Hills, CA	Common Stock	175,000 (3) Direct	0.3%
Directors and Officers (as a group)	Common Stock	25,218,500	43.2%

(1) Based upon 58,378,330 issued and outstanding shares of common stock as of October 17, 2014.

(2) William Sigler holds 21,643,500 shares of common stock.

(3) Doug Samuelson is due 175,000 shares as of June 30, 2014 per his Employment Agreement (not yet issued).

(4) Tom Mercer is due 500,000 shares as of June 30, 2014 per his Employment Agreement (not yet issued and is due from former officer).

(5) Chris Jenks is due 2,500,000 shares from his $50,000 investment in October 2014. He also had purchased 400,000 shares prior to June 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2014 and June 30, 2013:

Fees		2014
Weinberg & Company, CPAs

Audit fees		$40,000
Audit Related Fees	$	---
Tax fees	$	---
All other fees	$	---

Total Fees		$40,000

		2013
Seale & Beers, CPAs

Audit fees		$40,000
Audit Related Fees	$	---
Tax fees	$	---
All other fees	$	---

Total Fees		$40,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Weinberg & Company, CPAs and Seale and Beers, CPAs did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Item. 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMACK SPORTSWEAR

Dated: October 17, 2014	By:	/s/ Doug Samuelson
Doug Samuelson Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom Mercer	Director	October 17, 2014
Tom Mercer

/s/ Bill Sigler	Director	October 17, 2014
Bill Sigler

/s/ Chris Jenks	Director	October 17, 2014
Chris Jenks