Form 10-Q
period 2014-09-30
Smack Sportswear
filed 2014-11-14
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding as of November 14, 2014 was 59,628,330. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

SEPTEMBER 30, 2014

ITEM I - FINANCIAL STATEMENTS

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,754	$824
Accounts receivable, net of allowance of $90,133 and $63,953	15,752	31,078
Inventories	23,579	25,072

TOTAL CURRENT ASSETS	41,085	56,974

Other assets	8,000	8,000

TOTAL ASSETS	$49,085	$64,974

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$299,002	$239,828
Payroll and sales taxes payable	273,628	270,664
Advances from officers	153,500	123,500
Notes payable - related parties	19,508	23,308

TOTAL CURRENT LIABILITIES	745,638	657,300

LONG-TERM LIABILITIES
Notes payable - related parties	300,000	280,000

TOTAL LIABILITIES	1,045,638	937,300

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Voting Preferred stock , 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 56,828,330 and 55,878,330 shares issued and outstanding	56,828	55,878
Additional paid in capital	966,076	948,026
Accumulated deficit	(2,019,457)	(1,876,230)

TOTAL SHAREHOLDERS' DEFICIT	(996,553)	(872,326)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,085	$64,974

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013

Sales	$54,034	$60,188

Cost of goods sold	27,363	60,774

Gross profit (loss)	26,671	(586)

Operating Expenses
Selling, general and administrative expenses	162,375	83,560

Loss from operations	(135,704)	(84,146)

OTHER EXPENSES
Interest expense	7,523	41,250

NET LOSS	$(143,227)	$(125,396)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	56,367,460	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	-	$-	55,878,330	$55,878	$948,026	$(1,876,230)	$(872,326)

Common stock issued for cash	-	-	950,000	950	18,050	-	19,000

Net loss for the three months ended September 30, 2014	-	-	-	-	-	(143,227)	(143,227)

Balance at September 30, 2014	-	$-	56,828,330	$56,828	$966,076	$(2,019,457)	$(996,553)

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,227)	$(125,396)
Adjustments to reconcile net loss to net cash used in operating activities
Debt discount and beneficial conversion feature recognized as interest expense	-	15,350
Provision for bad debts	26,180	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(10,854)	4,723
Inventories	1,493	10,316
Due from related party	-	6,841
Other assets	-	(8,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	59,174	41,045
Payroll and sales taxes payable	2,964	(293)
Advances from officers	30,000	-

NET CASH USED IN OPERATING ACTIVITIES	(34,270)	(55,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable – related party	20,000	-
Repayment of notes payable – related party	(3,800)	-
Proceeds from issuance of common stock	19,000	-
Short-term loans	-	53,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,200	53,000

NET INCREASE (DECREASE) IN CASH	930	(2,414)

CASH BEGINNING OF PERIOD	824	2,414

CASH END OF PERIOD	$1,754	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2014.

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

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the former Chief Executive Officer (CEO) of TSS was the CEO of SMACK, TSS is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These consolidated financial statements reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.	BASIS OF PRESENTATION (Continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2014, the Company incurred a net loss of $143,227 and cash used in operating activities was $34,270, and as of that date, is delinquent in payments of $273,628 for payroll and sales taxes.  As of September 30, 2014, the Company had a working capital deficiency of $704,553 and a shareholders’ deficit of $996,553. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditor, in their report on our audited financial statements for the year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained $20,000 from its debt holders and $19,000 from the initiation of a Private Placement Memorandum (PPM) during the three months ended September 30, 2014, and has obtained additional equity funding from the PPM in the amount of $56,000 subsequent to September 30, 2014 (see Note 6). Management anticipates the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and has also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and three months ended September 30, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs included within selling, general and administrative expenses were approximately $561 and $1,461 for the three months ended September 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations and convertible notes, among others. Actual results could differ from these estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist of finished goods as of September 30, 2014 and June 30, 2014.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

3.	NOTES PAYABLE AND OTHER DEBT TO RELATED PARTIES

Notes payable and other debt to related parties consist of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
	(Unaudited)

Loan payable – related party (a)	$19,508	$19,508
Note payable (b)	-	3,800
Unsecured promissory note (c)	150,000	130,000
Unsecured promissory note (d)	150,000	150,000

	319,508	303,308

Less: Current portion	(19,508)	(23,308)

TOTAL	$300,000	$280,000

a.	As of June 30, 2014, the Company had a loan payable to family member of the former CEO in the amount of $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of September 30, 2014, the balance of the loan remained at $19,508.

b.	As of June 30, 2013, the Company had advances from an individual which amounted to $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note calls for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. At June 30, 2014, the outstanding balance of the short-term note was $3,800. During the three month period ended September 30, 2014, the note was fully repaid and no amounts were outstanding at September 30, 2014.

c.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. A balance of $130,000 was owed under the agreement as of June 30, 2014. During the three months ended September 30, 2014, the Company borrowed an additional $20,000 on the note. As of September 30, 2014, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

d.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. The outstanding balance under the agreement at September 30, 2014 and June 30, 2014 was $150,000, respectively. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

4.	RELATED PARTY TRANSACTIONS

In September 2014 (the Effective Date), the Company entered into a mutual release agreement with its former CEO under which the CEO agreed to resign his position and the Company agreed to pay the former officer $3,000 per month commencing as of the Effective Date and ending on the close of business on February 28, 2015. The Parties agreed that the Company’s accrued and unpaid salary obligation owed to the former officer as of the Effective Date was $130,000 and is net of any and all other offsetting obligations owed by the former officer to the Company. Fifty percent of the accrued salary ($65,000) will be converted into the Company’s common stock (at the time such shares are available to be issued by the Company). The conversion price shall be the lower of $0.02 or the same conversion price as the current note holders (see Note 3). In the event that the former CEO is not able to exercise the above accrued salary conversation rights by December 31, 2015, the amount of any such accrued salary obligation will be paid in cash in full by no later than January 15, 2016.

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

Per the mutual release agreement, in addition to the salary obligation of $130,000, advances by the former officer to the Company, which total $21,000 as of the Effective Date, shall be repaid by the Company by January 31, 2015 or earlier based on the occurrence of certain events.

As of June 30, 2014, the Company determined it owed $121,000 to the former officer under the mutual release agreement. The Company also owed $2,500 to another officer for personal loans to the Company. The total amount owed of $123,500 is reflected as Advances from Officers on the accompanying June 30, 2014 condensed consolidated Balance Sheet.

During the three month period ended September 30, 2014, the Company accrued an additional $30,000 under the CEO’s mutual release agreement. As of September 30, 2014, a total of $151,000 was owed under the agreement and is included in Advances from Officers on the accompanying September 30, 2014 condensed consolidated Balance Sheet.

Concurrently to the mutual release agreement, the former officer entered into an independent sales agent/team dealer agreement with the Company to sell the Company’s products.

5.	CAPITAL STOCK

During the three months ended September 30, 2014, the Company sold 950,000 shares of its common stock at the price of $0.02 per share through its private placement memorandum. Gross proceeds from the issuance were $19,000.

6.	SUBSEQUENT EVENTS

In October 2014, the Company sold 2,800,000 shares of its common stock at the price of $0.02 per share through its private placement memorandum. Gross proceeds from the issuance were $56,000.

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

Since the former holder of TSS’s common stock owned, after the Merger, approximately 72% of SMACK’s shares of common stock, and as a result of certain other factors, including that the former Chief Executive Officer (CEO) of TSS was the CEO of SMACK, TSS is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  These consolidated financial statements reflect the historical results of TSS prior to the merger and that of the combined company following the Merger, and do not include the historical financial results of Reshoot prior to the completion of the merger.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations and convertible notes, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2014, and the following pronouncements were adopted during the period.

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

Results of Operations

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2014 and 2013 was $54,034 and $60,188, respectively. The decrease of $6,154 was primarily due to slightly less market penetration in both female high school and club teams during the first quarter of fiscal 2015.

Cost of sales for the three months ended September 30, 2014 and 2013, was $27,363 and $60,774, respectively. Gross profit for the three months ended September 30, 2014 was $26,671 and the gross loss for the three months ended September 30, 2013 was $586. The gross profit increase of $27,257 for the three months ended September 30, 2014 was primarily due to the write down of inventory items during the first quarter of fiscal 2014, which amounted to approximately $30,000. If not for these write downs, the gross profit percentage in the first quarter of fiscal 2014 would have been reasonably comparable to the same period in fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 and 2013 was $162,375 and $83,560, respectively. The increase in SG&A expenses of $78,815 was due primarily to the increase in bad debt expense of $26,180, increase in labor costs of $52,106 and increase in professional fees of $8,250, offset by a decrease in other SG&A expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2014 and 2013 was $7,523 and $41,250, respectively, a decrease of $33,727. The interest expense incurred during the three months ended September 30, 2014 was related to the Company’s notes payable, while the interest expense during the three months ended September 30, 2013 related to debt discount and beneficial conversion feature recognized as interest expense during that period.

Net Loss

Our net loss for the three months ended September 30, 2014 and 2013 was $143,227 and $125,396, respectively. The increase in net loss of $17,831 was due to the increase in SG&A expenses of $78,815, offset by an increase in gross profit of $27,257 and a decrease in other expenses of $33,727. As noted above, the increase in gross profit was due to the write down of inventory items during the first quarter of fiscal 2014, which amounted to approximately $30,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2014, the Company incurred a net loss of $143,227 and cash used in operating activities was $34,270, and as of that date, is delinquent in payments of $273,628 for payroll and sales taxes. As of September 30, 2014, the Company had a working capital deficiency of $704,553 and a shareholders’ deficit of $996,553.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Our former independent auditors, in their reports on our audited financial statements for the years ended June 30, 2014 and 2013, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained $20,000 from its debt holders and $19,000 from the initiation of a Private Placement Memorandum (PPM) during the three months ended September 30, 2014, and has obtained additional equity funding from the PPM in the amount of $56,000 subsequent to September 30, 2014 (see Note 6). Management also feels the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and has also will obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

At September 30, 2014 and June 30, 2013, we had cash of $1,754 and $824, respectively and working capital deficit of $704,553 and $592,325 respectively.  The increase in working capital deficit was primarily due to the decrease in accounts receivable and the increase in accounts payable and accrued expenses and advances from officers.

During the first quarter of fiscal 2015, we raised an aggregate of $19,000 through our PPM and subsequent to September 30, 2014, we raised another $56,000 through the PPM (see note 5).  The opinion of our former independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $34,270 for the three months ended September 30, 2014, compared to $55,414 for the three months ended September 30, 2013. The decrease of $21,144 in cash used in operating activities was primarily due to the increase in accounts payable and accrued expenses and the short-term advances from officers. The net loss for the three months ended September 30, 2014 includes non-cash expenses for bad debt expense and the net loss for the three months ended September 30, 2014 includes non-cash expenses for the amortization of debt discount as interest expense.

There were no cash flows used in investing activities for the three months ended September 30, 2014 and September 30, 2013.

Net cash flows provided by financing activities was $35,200 for the three months ended September 30, 2014, as compared to $53,000 for the three months ended September 30, 2013.  The decrease in cash provided by financing activities of $17,800 was due to the decrease in short-term loans of $53,000, offset by the increase in proceeds received from our promissory notes payable of $20,000 and proceeds from our PPM of $19,000.  To date, we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of debt and our offering of shares of common stock together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

By:	/s/ Chris Jenks
Chris Jenks
Interim Chief Executive Officer
November 14, 2014

