Form 10-Q/A
period 2014-09-30
Smack Sportswear
filed 2015-02-19
CIK 1422768

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

EXPLANATORY NOTE

Smack Sportswear, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2014  (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE

________________

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014.

2

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

By:	/s/ Douglas Samuelson
Douglas Samuelson
Chief Financial Officer
February 19, 2015

3