Form 10-Q
period 2014-12-31
Smack Sportswear
filed 2015-02-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2014

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

The number of shares of registrant’s common stock outstanding as of February 17, 2014 was 65,803,330. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

DECEMBER 31, 2014

ITEM I - FINANCIAL STATEMENTS

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$95,979	$824
Accounts receivable, net of allowance of $90,847 and $63,953 as of December 31, 2014 and June 30, 2014, respectively	13,319	31,078
Advances to suppliers	38,267	-
Inventories	21,793	25,072

TOTAL CURRENT ASSETS	169,358	56,974

Other assets	8,000	8,000

TOTAL ASSETS	$177,358	$64,974

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,990	$240,128
Payroll and sales taxes payable	272,216	270,664
Advances from officers	166,835	123,200
Notes payable - related parties	19,508	23,308

TOTAL CURRENT LIABILITIES	798,549	657,300

LONG-TERM LIABILITIES
Notes payable - related parties	300,000	280,000

TOTAL LIABILITIES	1,098,549	937,300

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Voting Preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 65,803,330 and 55,878,330 shares issued and outstanding	65,803	55,878
Additional paid in capital	1,243,870	948,026
Accumulated deficit	(2,230,864)	(1,876,230)

TOTAL SHAREHOLDERS' DEFICIT	(921,191)	(872,326)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$177,358	$64,974

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Sales, related party	$197,352	$418,284	$198,690	$478,472
Sales, other	100,835	-	153,531	-
	298,187	418,284	352,221	478,472

Cost of Goods Sold	190,869	198,094	218,232	258,868

Gross Profit	107,318	220,190	133,989	219,604

Operating Expenses
Selling, general and administrative expenses	311,163	162,639	473,538	246,199

Income (Loss) from Operations	(203,845)	57,551	(339,549)	(26,595)

OTHER EXPENSES
Interest expense	7,562	-	15,085	-
Fair value of beneficial conversion feature	-	137,667	-	160,299
Loss on conversion of debt	-	150,000	-	150,000

TOTAL OTHER EXPENSES	7,562	287,667	15,085	310,299

NET LOSS	$(211,407)	$(230,116)	$(354,634)	$(336,894)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	61,777,515	49,290,000	59,072,488	44,645,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	-	$-	55,878,330	$55,878	$948,026	$(1,876,230)	$(872,326)

Common stock issued for cash	-	-	9,750,000	9,750	185,250	-	195,000

Fair value of common stock issued for services	-	-	550,000	550	25,219	-	25,769

Fair value of common stock issued upon settlement with former officer	-	-	625,000	625	49,375	-	50,000

Cancellation of common stock issued to former officer	-	-	(1,000,000)	(1,000)	1,000	-	-

Additional stock compensation costs	-	-	-	-	35,000		35,000

Net loss for the six months ended December 31, 2014	-	-	-	-	-	(354,634)	(354,634)

Balance at December 31, 2014	-	$-	65,803,330	$65,803	$1,243,870	$(2,230,864)	$(921,191)

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(354,634)	$(336,894)
Adjustments to reconcile net loss to net cash used in operating activities
Debt discount and beneficial conversion expense	-	160,299
Loss on conversion of debt	-	150,000
Fair value of common stock issued for services	25,769	25,000
Fair value of common stock issued upon settlement with former officer	50,000	-
Additional stock compensation costs	35,000	-
Provision for doubtful accounts	26,895	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(9,135)	(88,806)
Advances to suppliers	(38,267)	-
Inventories	3,279	(155,249)
Due from related party	-	1,740
Other assets	-	(8,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	99,862	196,789
Payroll and sales taxes payable	1,552	(293)
Advances from officers	43,635	-

NET CASH USED IN OPERATING ACTIVITIES	(116,045)	(55,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable – related party	20,000	-
Repayment of notes payable – related party	(3,800)	-
Proceeds from issuance of common stock	195,000	-
Short-term loans	-	53,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	211,200	53,000

NET INCREASE (DECREASE) IN CASH	95,155	(2,414)

CASH BEGINNING OF PERIOD	824	2,414

CASH END OF PERIOD	$95,979	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2014.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

1.	BASIS OF PRESENTATION (Continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2014, the Company incurred a net loss of $354,634 and cash used in operating activities was $116,045, and as of that date, is delinquent in payments of $272,216 for payroll and sales taxes.  As of December 31, 2014, the Company had a working capital deficiency and a shareholders’ deficit of $629,191 and $921,191, respectively, and as of that date, $75,727 of the Company’s accounts payable was greater than 90 days past due. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditor, in their report on our audited financial statements for the year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. During the six months ended December 31, 2014, the Company has obtained $20,000 from its debt holders and $195,000 from the initiation of a Private Placement Memorandum (PPM). Management anticipates the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and the Company will also obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Team Sports Superstore. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Management assesses the business environment, the customer's financial condition, historical collection experience, accounts receivable aging and customer disputes to whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sales, the company does not recognize revenue until collection occurs. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement.  The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended December 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Concentration of sales and accounts receivable

For the six months ended December 31, 2014, the Company sold $198,360 of its products to a company owned by the Company’s former Chief Executive Officer (CEO) and a current member of the Board of Directors (see Note 4). This amount represented 56% of the Company’s sales during six months ended December 31, 2014. There were no other customers with sales representing more than 10% of the Company’s total sales during this period. At December, 31, 2014, there was one customer with an accounts receivable balance that represented 51% of the Company’s total accounts receivable.

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations, convertible notes, fair value of common stock issued upon settlement of accounts payable and fair value of common stock issued for services, among others. Actual results could differ from these estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist of finished goods as of December 31, 2014 and June 30, 2014.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

3.	NOTES PAYABLE AND OTHER DEBT TO RELATED PARTIES

Notes payable and other debt to related parties consist of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(Unaudited)

Loan payable – related party (a)	$19,508	$19,508
Note payable (b)	-	3,800
Unsecured promissory note (c)	150,000	130,000
Unsecured promissory note (d)	150,000	150,000

	319,508	303,308

Less: Current portion	(19,508)	(23,308)

TOTAL	$300,000	$280,000

a.	As of June 30, 2014, the Company had a loan payable to family member of the former CEO in the amount of $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of December 31, 2014, the balance of the loan remained at $19,508.

b.	As of June 30, 2013, the Company had advances from an individual which amounted to $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note called for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. At June 30, 2014, the outstanding balance of the short-term note was $3,800. During the six months ended December 31, 2014, the note was fully repaid and no amounts were outstanding at December 31, 2014.

c.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. A balance of $130,000 was owed under the agreement as of June 30, 2014. During the six months ended December 31, 2014, the Company borrowed an additional $20,000 on the note. As of December 31, 2014, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

d.	In February 2014, the Company entered into an unsecured promissory note agreement. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. The outstanding balance under the agreement at December 31, 2014 and June 30, 2014 was $150,000, respectively. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

For the six months ended December 31, 2014, the Company incurred $15,085 of interest expense relating to the unsecured promissory notes totaling to $300,000. The total amount of accrued interest payable relating to those notes at December 31, 2014 was $24,808.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

4.	RELATED PARTY TRANSACTIONS

In September 2014 (the Effective Date), the Company entered into a mutual release agreement with its former CEO under which the CEO agreed to resign his position and the Company agreed to pay the former officer $3,000 per month commencing as of the Effective Date and ending on the close of business on February 28, 2015. The Parties agreed that the Company’s accrued and unpaid salary obligation owed to the former officer as of the Effective Date was $130,000 and is net of any and all other offsetting obligations owed by the former officer to the Company. Fifty percent of the accrued salary ($65,000) will be converted into the Company’s common stock at any time from the effective date. The conversion price shall be the lower of $0.02 or the same conversion price as the current note holders (see Note 3). In the event that the former CEO is not able to exercise the above accrued salary conversation rights by December 31, 2015, the amount of any such accrued salary obligation will be paid in cash in full by no later than January 15, 2016.

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

In exchange for the mutual release agreement, the Company is required to pay the former CEO $3,000 a month commencing on the effective date and ending on February 28, 2015.

Any and all obligations not paid by the Company per the agreement (and exclusive of the accrued salary obligation), as well as loans by the former CEO to the Company, which total $21,000 as of the Effective Date, shall be repaid by the Company by January 31, 2015 or earlier based on the occurrence of certain events.

As of June 30, 2014, the Company determined it owed $121,000 to the former officer under the mutual release agreement.

During the six months ended December 31, 2014, the Company accrued an additional $39,000 and paid $17,300 under the former CEO’s mutual release agreement. As of December 31, 2014, a total of $142,700 was owed under the agreement and is included in Advances from Former Officers on the accompanying December 31, 2014 condensed consolidated Balance Sheet.

Concurrently to the mutual release agreement, the former officer entered into an independent sales agent/team dealer agreement (dealer agreement) with the Company to sell the Company’s products. In accordance with the dealer agreement, the former CEO is required to prepay in full all sales orders with the Company prior to delivery of the goods. During the six months ended December 31, 2014, the Company sold $198,690 to the former CEO’s new company. As of December 31, 2014, the Company’s advances from former CEO related to pending sales orders with the Company amounted to $24,135 and is included in Advances from Officers on the accompanying December 31, 2014 condensed consolidated Balance Sheet.

The Company also owed $2,200 to another officer for personal loans to the Company. During the six months ended December 31, 2014, the Company fully paid the balance owed to the officer.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

5.	CAPITAL STOCK

On July 21, 2014, the Company entered into a service agreement with Mr. Christopher Jenks to serve as a member of the Board of Directors for one year. As compensation, Mr. Jenks will receive up to 750,000 shares of its common stock valued at $15,000. The stock vests 200,000 shares on December 1, 2014; 200,000 shares on March 1, 2015; and 350,000 shares on August 15, 2015. Mr. Jenks was subsequently appointed as the Company’s Chief Executive Officer. During the six months ended December 31, 2014, 200,000 shares valued at $6,269 vested and were issued to Mr. Jenks for his services. As of December 31, 2014, $8,731 of the award remains unvested and will be amortized over the remaining vesting period.

During the six month ended December 31, 2014, the Company issued 350,000 shares of its common stock to its Chief Financial Officer under the terms of his service agreement valued at$19,500.

During the six months ended December 31, 2014, the Company sold 9,750,000 shares of its common stock at the price of $0.02 per share through its private placement memorandum. Gross proceeds from the issuance were $195,000. In connection with the financing, 2,500,000 shares were sold to the Company’s Chief Executive Officer (CEO) for cash at $0.02 per share. The market value of the stock at issuance was $0.03 per share. The difference in price of $25,000 between the market value of the stock and the cash value was recorded as additional compensation to the CEO during the six months ended December 31, 2014.

On December 29, 2014, the Company entered into a settlement and mutual release agreement (the “Agreement”) with its former CFO to settle the claims filed by the former CFO. Under the agreement, among others, the Company issued a total of 625,000 shares common stock valued at $50,000. The Agreement also required the former CFO to return for cancellation the 1,000,000 shares of common stock previously issued to former CFO. Accordingly, the Company recorded an adjustment to reduce its common stock outstanding as of December 31, 2014.

In February 2014, the Company entered into an agreement with its President and Director under which the Company agreed to pay him a monthly salary of $7,500. As part of the agreement, the Company’s former CEO agreed to issue the President 500,000 shares of common stock from his personal holdings upon signing of the agreement. The fair value of those shares at the date of grant was $20,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the financial statements for the year ended June 30, 2014. The former CEO also agreed to issue the President an additional 500,000 shares of common stock when corporate mission statement and standard operating procedures are developed and implemented within 180 days from February 2014. The President developed and implemented the mission statements and standard operating procedures timely. As a result, the former CEO issued 500,000 shares to the President from his personal holdings. The fair value of those shares at grant date was $10,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the accompanying condensed interim financial statements for the six months ended December 31, 2014.

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

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Management assesses the business environment, the customer's financial condition, historical collection experience, accounts receivable aging and customer disputes to whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sales, the company does not recognize revenue until collection occurs. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement.  The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, inventory valuations, convertible notes, fair value of common stock issued upon settlement of accounts payable and fair value of common stock issued for services, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

 Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended December 31, 2014, and the following pronouncements were adopted during the period.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Results of Operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2014 and 2013 was $298,187 and $418,284, respectively. The decrease of $120,097 was primarily due to less market penetration in both female high school and club teams during the second quarter of fiscal year ending June 30, 2015 as compared to prior fiscal year of the same period.

Cost of sales for the three months ended December 31, 2014 and 2013, was $190,869 and $198,094, respectively. Gross profit for the three months ended December 31, 2014 was $107,318 and the gross profit for the three months ended December 31, 2013 was $220,190. The gross profit decrease of $112,872 for the three months ended December 31, 2014 was primarily due to the decrease in revenue, combined with the lower margins associated with the related party sales to the company owned by the Company’s former CEO (see Note 4).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2014 and 2013 was $311,163 and $162,639, respectively. The increase in SG&A expenses of $148,524 was due primarily to the increase in labor costs of $129,329 and bad debt expense of $26,895, offset by a decrease in other SG&A expenses. The increase in labor costs primarily related to an increase in sales commissions, stock compensation costs and an increase in personnel costs. The increase in professional expenses primarily related to legal costs.

Other Income and Expenses

Other expenses consist of interest expenses, fair value of beneficial conversion costs and loss on conversion of debt. Interest expense for the three months ended December 31, 2014 was $7,562. There was no interest expense for the three months ended December 31, 2013. The interest expense incurred during the three months ended December 31, 2014 was related to the Company’s notes payable. During the three months ended December 31, 2013, the Company recorded $137,667 relating to debt discount on convertible notes payable and $150,000 relating to a loss on conversion of debt. There were no other expenses of this type during the three months ended December 31, 2014.

Net Loss

Our net loss for the three months ended December 31, 2014 and 2013 was $211,407 and $230,116, respectively. The decrease in net loss of $18,709 was due to a decrease in other expenses of $280,107, offset by the increase in SG&A expenses of $148,524 and decrease in gross profit of $112,872.

Results of Operations for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.

Revenue and Cost of Goods Sold

Revenue for the six months ended December 31, 2014 and 2013 was $352,221 and $478,472, respectively. The decrease of $126,251 was primarily due to less market penetration in both female high school and club teams during the first six months of fiscal year ending June 30, 2015 as compared to prior fiscal year of the same period.

Cost of sales for the six months ended December 31, 2014 and 2013, was $218,232 and $258,868, respectively. Gross profit for the six months ended December 31, 2014 was $133,989 and the gross profit for the six months ended December 31, 2013 was $219,604. The gross profit decrease of $85,615 for the six months ended December 31, 2014 was primarily due to the decrease in revenue, combined with the lower margins associated with sales to the company owned by the Company’s former CEO (see Note 4).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2014 and 2013 was $473,538 and $246,199, respectively. The increase in SG&A expenses of $227,339 was due primarily to the increase in bad debt expense of $26,895, increase in labor costs of $164,048, increase in professional fees of $27,458, plus an increase in other SG&A expenses. The increase in labor costs primarily related to an increase in sales commissions, an increase in personnel costs and an increase in stock compensation costs. The increase in professional expenses primarily related to legal costs.

Other Income and Expenses

Other expenses consist of interest expenses, fair value of beneficial conversion costs and loss on conversion of debt. Interest expense for the six months ended December 31, 2014 was $15,085. There was no interest expense for the six months ended December 31, 2013. The interest expense incurred during the six months ended December 31, 2014 was related to the Company’s notes payable. During the six months ended December 31, 2013, the Company recorded $160,299 relating to debt discount on convertible notes payable and $150,000 relating to a loss on a conversion of debt. There were no other expenses of this type during the six months ended December 31, 2014.

Net Loss

Our net loss for the six months ended December 31, 2014 and 2013 was $354,634 and $336,894, respectively. The increase in net loss of $17,740 was due to the increase in SG&A expenses of $227,339, a decrease in gross profit of $85,615, offset by a decrease in other expenses of $295,214.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2014, the Company incurred a net loss of $354,634 and cash used in operating activities was $116,045, and as of that date, is delinquent in payments of $272,216 for payroll and sales taxes.  As of December 31, 2014, the Company had a working capital deficiency of $629,191 and a shareholders’ deficit of $921,191, and as of that date, $75,727 of the Company’s accounts payable was greater than 90 days past due. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditor, in their report on our audited financial statements for the year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. During the six months ended December 31, 2014, the Company has obtained $20,000 from its debt holders and $195,000 from the initiation of a Private Placement Memorandum (PPM). Management anticipates the Company will raise additional funding from the PPM. Management believes this funding will continue from its current investors and the Company will also obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

As of December 31, 2014 and June 30, 2013, we had cash of $95,979 and $824, respectively and working capital deficit of $629,191 and $600,327, respectively.  The increase in working capital deficit was primarily due to the decrease in accounts receivable and the increase in accounts payable and accrued expenses and advances from officers, offset by the increase in cash and supplier advances.

During the first six months of fiscal 2015, we raised an aggregate of $195,000 through our PPM.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $116,045 for the six months ended December 31, 2014, compared to $55,414 for the six months ended December 31, 2013. The increase of $60,631 in cash used in operating activities was primarily due to the decrease in cash provided by accounts payable and accrued expenses. The net loss for the six months ended December 31, 2014 includes non-cash expenses for bad debt expense, common stock issued for services and common stock issued to a former officer, and the net loss for the six months ended December 31, 2013 includes non-cash expenses for the amortization of debt discount and a loss on the conversion of debt.

There were no cash flows used in investing activities for the six months ended December 31, 2014 and December 31, 2013.

Net cash flows provided by financing activities was $211,200 for the six months ended December 31, 2014, as compared to $53,000 for the six months ended December 31, 2013.  The increase in cash provided by financing activities of $158,200 was due to the increase in proceeds received from our promissory notes payable of $20,000 and proceeds from our PPM of $195,000, offset by a decrease in short-term loans of $53,000.  To date, we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed

In October 2014, the Company sold 2,800,000 shares of its common stock, par value $0.001, at $0.02 per share. Total gross proceeds were $56,000. In November 2014, the Company sold 3,000,000 shares of its common stock, par value, $0.001, at $0.02 per share. Total gross proceeds were $60,000. In December 2014, the Company sold 3,000,000 shares of its common stock, par value, $0.001, at $0.02 per share. Total gross proceeds were $60,000.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. The Company relied on the representations made in the various subscription agreements, stock purchase agreements or other agreements signed by the stockholders. No commissions were paid and no underwriter or placement agent was involved in this transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

By:	/s/ Douglas Samuelson
Douglas Samuelson
Interim Chief Executive Officer and Chief Financial Officer
February 17, 2015

