Form 10-Q
period 2015-03-31
Smack Sportswear
filed 2015-05-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of May 19, 2015 was 22,059,443. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

MARCH 31, 2015

ITEM I - FINANCIAL STATEMENTS

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$26,837	$824
Accounts receivable, net of allowance of $90,290 and $63,953 as of March 31, 2015 and June 30, 2014, respectively	19,828	31,078
Inventories	19,585	25,072
Prepaid expenses and other current assets	5,030	-

TOTAL CURRENT ASSETS	71,280	56,974

Other assets	8,000	8,000

TOTAL ASSETS	$79,280	$64,974

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$229,264	$240,128
Payroll and sales taxes payable	273,398	270,664
Amounts due to officers	221,700	123,200
Notes payable - related parties	169,508	23,308

TOTAL CURRENT LIABILITIES	893,870	657,300

LONG-TERM LIABILITIES
Notes payable - related parties	150,000	280,000

TOTAL LIABILITIES	1,043,870	937,300

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Voting Preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.003 par value; 70,000,000 shares authorized; 22,059,443 and 18,626,110 shares issued and outstanding	66,178	55,878
Additional paid in capital	1,255,957	948,026
Accumulated deficit	(2,286,725)	(1,876,230)

TOTAL SHAREHOLDERS’ DEFICIT	(964,590)	(872,326)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$79,280	$64,974

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Sales, related party	$106,177	$541,751	$258,369	$1,020,223
Sales, other	72,703	-	272,732	-
	178,880	541,751	531,101	1,020,223

Cost of Goods Sold	98,899	522,664	317,131	781,531

Gross Profit	79,981	19,087	213,970	238,692

Operating Expenses
Selling, general and administrative expenses	128,444	326,128	601,982	789,889

Loss from Operations	(48,463)	(307,041)	(388,012)	(551,197)

OTHER EXPENSES
Interest expense	7,398	6,070	22,483	119,366
Loss on conversion of accounts payable	-	-	-	13,500
Financing costs	-	-	-	22,642
Loss on note conversion	-	-	-	66,667

TOTAL OTHER EXPENSES	7,398	6,070	22,483	222,175

NET LOSS	$(55,861)	$(313,111)	$(410,495)	$(773,372)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	21,983,332	18,401,110	20,443,841	17,728,033

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	-	$-	18,626,110	$55,878	$948,026	$(1,876,230)	$(872,326)

Common stock issued for cash	-	-	3,250,000	9,750	185,250	-	195,000

Fair value of common stock issued for services	-	-	308,333	925	37,306	-	38,231

Fair value of common stock issued upon settlement with former officer	-	-	208,333	625	49,375	-	50,000

Cancellation of common stock issued to former officer	-	-	(333,333)	(1,000)	1,000	-	-

Additional stock compensation costs	-	-	-	-	35,000		35,000

Net loss for the nine months ended March 31, 2015	-	-	-	-	-	(410,495)	(410,495)

Balance at March 31, 2015	-	$-	22,059,443	$66,178	$1,255,957	$(2,286,725)	$(964,590)

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,495)	$(773,372)
Adjustments to reconcile net loss to net cash used in operating activities
Debt discount and beneficial conversion expense	-	116,071
Loss on note conversion	-	66,667
Loss on conversion of accounts payable	-	13,500
Common stock issued for services to former officers	-	73,200
Fair value of common stock issued for services	38,231	120,000
Fair value of common stock issued upon settlement with former officer	50,000	-
Additional stock compensation costs	35,000	-
Provision for doubtful accounts	26,338	55,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(15,088)	(91,905)
Inventories	5,487	209,203
Prepaid expenses and other current assets	(5,030)	-
Other assets	-	2,000
Increase (Decrease) in:
Accounts payable and accrued expenses	(10,864)	76,506
Payroll and sales taxes payable	2,734	22,191
Customer deposits	-	(14,034)
Advances from officers	98,500	(15,465)

NET CASH USED IN OPERATING ACTIVITIES	(185,187)	(140,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable – related party	20,000	281,600
Repayment of notes payable – related party	(3,800)	(136,743)
Proceeds from issuance of common stock	195,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	211,200	144,857

NET INCREASE IN CASH	26,013	4,419

CASH BEGINNING OF PERIOD	824	2,414

CASH END OF PERIOD	$26,837	$6,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$30,657
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued for conversion of note payable	$-	$200,000
Beneficial conversion costs on issuance of convertible note payable	$-	$38,380
Common stock issued for payable due to former officer	$-	$9,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2014.

History and Organization

SMACK Sportswear, Inc. (“SMACK”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer approximately 9.7 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had approximately 13.3 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

At the TSS Closing, (i) TSS was merged with and into SMACK; (ii) TSS became SMACK’s wholly-owned subsidiary; (iii) all of TSS’s shares outstanding prior to the TSS Merger were exchanged for comparable securities of SMACK; and (iv) 72 percent of SMACK’s fully-diluted shares were owned by TSS’s former shareholder. At the TSS Closing, SMACK issued a total of approximately 9.7 million shares of its common stock to TSS’s former shareholder, in exchange for the 40 million shares of TSS’s common stock outstanding prior to the TSS Merger. Upon the effectiveness of the TSS Merger, 11 million shares of SMACK’s common stock were maintained by its existing stockholders.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

1. BASIS OF PRESENTATION (Continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2015, the Company incurred a net loss of $410,495 and cash used in operating activities was $185,187, and as of that date, is delinquent in payments of $273,398 for payroll and sales taxes. As of March 31, 2015, the Company had a working capital deficiency and a shareholders’ deficit of $822,590 and $964,590, respectively, and as of that date, $75,727 of the Company’s accounts payable was greater than 90 days past due. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditor, in their report on our audited financial statements for the year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. During the nine months ended March 31, 2015, the Company has obtained $20,000 from its debt holders and $195,000 from the initiation of a Private Placement Memorandum (PPM). Management anticipates the Company will raise additional funding in the future. Management believes this funding will continue from its current investors and the Company will also obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Team Sports Superstore. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock Split

On February 14, 2015, the Company’s shareholders authorized its Board of Directors to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-3 (the “Reverse Stock Split”), which was ultimately declared effective by the Board of Directors as of the close of business on April 14, 2015. As a result of the Reverse Stock Split, every three issued and outstanding shares of the Company’s common stock was changed and converted into one share of common stock. All share related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sales, the company does not recognize revenue until collection occurs. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement. The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended March 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Concentration of sales and accounts receivable

For the three and nine months ended March 31, 2015, the Company sold $72,703 and $272,732 of its products to a company owned by the Company’s former Chief Executive Officer (CEO) and a current member of the Board of Directors (see Note 4). This amount represented 41% and 51%, respectively, of the Company’s sales during those periods. There were no other customers with sales representing more than 10% of the Company’s total sales during this period. At March, 31, 2015, there were two customers with an accounts receivable balance that represented 74% of the Company’s total accounts receivable.

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

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

3. NOTES PAYABLE AND OTHER DEBT TO RELATED PARTIES

Notes payable and other debt to related parties consist of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	(Unaudited)

Loan payable – related party (a)	$19,508	$19,508
Note payable (b)	-	3,800
Unsecured promissory note (c)	150,000	130,000
Unsecured promissory note (d)	150,000	150,000

TOTAL	319,508	303,308

Less: Current portion	(169,508)	(23,308)

LONG-TERM PORTION	$150,000	$280,000

a.	As of June 30, 2014, the Company had a loan payable to family member of the former CEO in the amount of $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of March 31, 2015, the balance of the loan remained at $19,508.

b.	As of June 30, 2013, the Company had advances from an individual which amounted to $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note called for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. At June 30, 2014, the outstanding balance of the short-term note was $3,800. During the nine months ended March 31, 2015, the note was fully repaid and no amounts were outstanding at March 31, 2015.

c.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. A balance of $130,000 was owed under the agreement as of June 30, 2014. During the nine months ended March 31, 2015, the Company borrowed an additional $20,000 on the note. As of March 31, 2015, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

d.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. The outstanding balance under the agreement at March 31, 2015 and June 30, 2014 was $150,000, respectively. The outstanding principal amount and all accrued and unpaid interest is due by January 2016

For the nine months ended March 31, 2015, the Company incurred $22,483 of interest expense relating to the unsecured promissory notes totaling to $300,000. The total amount of accrued interest payable relating to those notes at March 31, 2015 was $32,205.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

4. RELATED PARTY TRANSACTIONS

Release Agreement with Former CEO

In September 2014 (the Effective Date), the Company entered into a mutual release agreement with its former CEO under which the CEO agreed to resign his position and the Company agreed to pay the former officer $3,000 per month commencing as of the Effective Date and ended on February 28, 2015. The Parties agreed that the Company’s accrued and unpaid salary obligation owed to the former officer as of the Effective Date was $130,000 and is net of any and all other offsetting obligations owed by the former officer to the Company. Fifty percent of the accrued salary ($65,000) will be converted into the Company’s common stock at any time from the effective date. The conversion price shall be the lower of $0.06 or the same conversion price as the current note holders (see Note 3). In the event that the former CEO is not able to exercise the above accrued salary conversation rights by December 31, 2014, the amount of any such accrued salary obligation will be paid in cash in full by no later than January 15, 2016.

The remaining fifty percent of the accrued salary obligation ($65,000) will be paid by the Company through cash payment(s) to be made at the earlier of (i) the date of the Company’s closing of the next round of financing (debt or equity) of at least $400,000, in which case the entire then-remaining unpaid portion of $65,000 shall be repaid, or (ii) in the event that the financing does not occur by February 28, 2015 and to the extent that the financing has not occurred subsequent to that date, through payments of $3,000 per month commencing on March 1, 2015 and continuing on a monthly basis thereafter until repayment is completed.

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

During the nine months ended March 31, 2015, the Company accrued an additional $45,000 and paid $17,300 under the former CEO’s mutual release agreement. As of March 31, 2015, a total of $148,700 was owed under the agreement and is reflected as Amounts Due to Officers on the accompanying March 31, 2015 condensed consolidated Balance Sheet.

Concurrently to the mutual release agreement, the former officer entered into an independent sales agent/team dealer agreement with the Company to sell the Company’s products. During the three and nine months ended March 31, 2015, the Company sold $72,703 and $272,232 to the former CEO’s new company. The independent sales agent/team dealer agreement was terminated in April 2015.

Other Advances

As of June 30, 2014, the Company owed $2,200 to an officer for personal loans to the Company. During the nine months ended March 31, 2015, the Company fully paid the balance owed to the officer for the personal loans. As of March 31, 2015, the Company owes the officer $73,000 relating to unpaid compensation and this amount is reflected as Amounts Due to Officers on the accompanying March 31, 2015 condensed consolidated Balance Sheet.

5. CAPITAL STOCK

On July 21, 2014, the Company entered into a service agreement with Mr. Christopher Jenks to serve as a member of the Board of Directors for one year. As compensation, Mr. Jenks will receive up to 250,000 shares of its common stock valued at $15,000. The stock vests 66,667 shares on December 1, 2014; 66,667 shares on March 1, 2015; and 116,666 shares on August 15, 2015. Mr. Jenks was subsequently appointed as the Company’s Chief Executive Officer (CEO) until February 13, 2015, when he resigned. During the nine months ended March 31, 2015, 133,334 shares valued at $9,731 vested and were issued to Mr. Jenks for his services. As of March 31, 2015, $5,269 of the award remains unvested and will be amortized over the remaining vesting period as long as Mr. Jenks remains a Director of the Company.

During the nine months ended March 31, 2015, the Company issued 175,000 shares of its common stock to its Chief Financial Officer (CFO) under the terms of his service agreement valued at $28,500. On February 16, 2015, the CFO was also appointed as the interim CEO of the Company.

During the nine months ended March 31, 2015, the Company sold 3,250,000 shares of its common stock at the price of $0.06 per share through a private placement memorandum. Gross proceeds from the issuance were $195,000. In connection with the financing, 833,333 shares were sold to the Company’s former Chief Executive Officer (CEO) for cash at $0.06 per share. The market value of the stock at issuance was $0.09 per share. The difference in price of $25,000 between the market value of the stock and the cash value was recorded as additional compensation to the CEO during the nine months ended March 31, 2015.

On December 29, 2014, the Company entered into a settlement and mutual release agreement (the “Agreement”) with its former CFO to settle the claims filed by the former CFO. Under the agreement, among others, the Company issued a total of 208,333 shares common stock valued at $50,000. The Agreement also required the former CFO to return for cancellation the 333,333 shares of common stock previously issued to former CFO. Accordingly, the Company recorded an adjustment to reduce its common stock outstanding as of March 31, 2015.

In February 2014, the Company entered into an agreement with its former President and former Director under which the Company agreed to pay him a monthly salary of $7,500. As part of the agreement, the Company’s former CEO agreed to issue the President 166,667 shares of common stock from his personal holdings upon signing of the agreement. The fair value of those shares at the date of grant was $20,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the financial statements for the year ended June 30, 2014. The former CEO also agreed to issue the President an additional 166,667 shares of common stock when corporate mission statement and standard operating procedures are developed and implemented within 180 days from February 2014. The President developed and implemented the mission statements and standard operating procedures timely. As a result, the former CEO issued 166,667 shares to the President from his personal holdings. The fair value of those shares at grant date was $10,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the accompanying condensed interim financial statements for the nine months ended March 31, 2015.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

SMACK Sportswear, Inc. (“SMACK”) was originally incorporated in Nevada in October 2007 as Reshoot Production Company (“Reshoot”), which was incorporated as a subsidiary of Reshoot & Edit, a Nevada corporation. In September 2011, Reshoot entered into an Irrevocable Business Sales Agreement with Team Sports Superstore, Inc. (“TSS”) to buy 100 percent of the outstanding shares of TSS (owned by one individual). On the same date, the majority owner of Reshoot entered into a Stock Value Agreement in which he agreed to transfer approximately 9.7 million of his personal shares to TSS in exchange for 100 percent of its outstanding stock. At the time of the agreement, Reshoot had approximately 13.3 million shares outstanding. The sale of the shares to TSS represented approximately 72 percent of the outstanding shares of Reshoot. In December 2011, Reshoot changed its corporate name from Reshoot Production Company to SMACK Sportswear. In December 2012, SMACK closed the purchase of TSS (“TSS Closing”).

At the TSS Closing, (i) TSS was merged with and into SMACK; (ii) TSS became SMACK’s wholly-owned subsidiary; (iii) all of TSS’s shares outstanding prior to the TSS Merger were exchanged for comparable securities of SMACK; and (iv) 72 percent of SMACK’s fully-diluted shares were owned by TSS’s former shareholder. At the TSS Closing, SMACK issued a total of approximately 9.7 million shares of its common stock to TSS’s former shareholder, in exchange for the 40 million shares of TSS’s common stock outstanding prior to the TSS Merger. Upon the effectiveness of the TSS Merger, 11 million shares of SMACK’s common stock were maintained by its existing stockholders.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sales, the company does not recognize revenue until collection occurs. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement. The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the company has not recorded an allowance for returned products.

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

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the balances reported for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended March 31, 2015, and the following pronouncements were adopted during the period.

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

Results of Operations

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2015 and 2014 was $178,880 and $541,751, respectively. The decrease of $362,871 was primarily due to less market penetration in both female high school and club teams during the third quarter of fiscal year ending June 30, 2015 as compared to prior fiscal year of the same period.

Cost of sales for the three months ended March 31, 2015 and 2014, was $98,899 and $522,664, respectively. Gross profit for the three months ended March 31, 2015 and 2014 was $79,981 and $19,087, respectively. The gross profit increase of $60,894 for the three months ended March 31, 2015 was primarily due to the write down of the Company’s inventories of approximately $190,000 during the three months ended March 31, 2014. The increase in gross profit would have been higher, except it was offset by the decrease in revenue during the three months ended March 31, 2015, combined with the lower margins during that quarter associated with sales to the company owned by the Company’s former CEO (see Note 4).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 and 2014 was $128,444 and $326,128, respectively. The decrease in SG&A expenses of $197,684 was due primarily to the decrease in stock compensation costs of $154,734, the decrease in bad debt expense of approximately $55,000, offset by an increase in other SG&A expenses.

Other Income and Expenses

Other expenses consist of interest expense. Interest expense for the three months ended March 31, 2015 and 2014 was $7,398 and $6,070, respectively. The increase in interest expense of $1,328 during the three months ended March 31, 2015 related to the lower balance in the Company’s notes payable during the three months ended March 31 2014.

Net Loss

Our net loss for the three months ended March 31, 2015 and 2014 was $55,861 and $313,111, respectively. The decrease in net loss of $257,250 was due to an increase in gross profit of $60,894, the decrease in SG&A expenses of $197,684, offset by the increase in other expenses of $1,328.

Results of Operations for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Revenue and Cost of Goods Sold

Revenue for the nine months ended March 31, 2015 and 2014 was $531,101 and $1,020,223, respectively. The decrease of $489,122 was primarily due to less market penetration in both female high school and club teams during the first nine months of fiscal year ending June 30, 2015, as compared to prior fiscal year of the same period.

Cost of sales for the nine months ended March 31, 2015 and 2014, was $317,131 and $781,531, respectively. Gross profit for the nine months ended March 31, 2015 and 2014 was $213,970 and $238,692. The gross profit decrease of $24,722 for the nine months ended March 31, 2015 was primarily due to the decrease in revenue, combined with the lower margins associated with sales to the company owned by the Company’s former CEO (see Note 4), offset by inventory write-downs of $190,000 during the nine months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2015 and 2014 was $601,982 and $789,889, respectively. The decrease in SG&A expenses of $187,907 was due primarily to the decrease in stock compensation costs of $142,264, the decrease in bad debt expenses of $28,662 and the decrease in professional fees of $36,000, offset by an increase in legal fees of $27,275 and other SG&A expenses. The professional fee expenses in 2014 related to investment banking costs.

Other Income and Expenses

Other expenses consist of interest expenses, financing costs and loss on conversion of accounts payable and debt. Total other expenses for the nine months ended March 31, 2015 and 2014 was $22,483 and $222,175, respectively. The decrease in other expenses of $199,692 was due primarily to increased interest expense and other non-cash transactions. Interest expense for the nine months ended March 31, 2015 and 2014 was $22,483 and $119,366, respectively. The interest expense incurred during the nine months ended March 31, 2015 was related to the Company’s notes payable. The interest expense incurred during the nine months ended March 31, 2014 was related almost entirely to the amortization of debt discount recorded from the beneficial conversion features in the convertible notes payable. During the nine months ended March 31, 2014, the Company also recorded $13,500 relating to the loss on conversion of accounts payable, $66,667 relating to the loss on the conversion of debt and $22,642 of financing costs. There were no other expenses of this type during the nine months ended March 31, 2015.

Net Loss

Our net loss for the nine months ended March 31, 2015 and 2014 was $410,495 and $773,372, respectively. The decrease in net loss of $362,877 was due to the decrease in SG&A expenses of $187,907 and a decrease in other expenses of $199,692, offset by a decrease in gross profit of $24,722.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2015, the Company incurred a net loss of $410,495 and cash used in operating activities was $185,187, and as of that date, is delinquent in payments of $273,398 for payroll and sales taxes. As of March 31, 2015, the Company had a working capital deficiency of $822,590 and a shareholders’ deficit of $964,590, and as of that date, $75,727 of the Company’s accounts payable was greater than 90 days past due. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditor, in their report on our audited financial statements for the year ended June 30, 2014, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. During the nine months ended March 31, 2015, the Company has obtained $20,000 from its debt holders and $195,000 from the initiation of a Private Placement Memorandum (PPM). Management anticipates the Company will raise additional funding in the future. Management believes this funding will continue from its current investors and the Company will also obtain funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

As of March 31, 2015 and June 30, 2014, we had cash of $26,837 and $824, respectively, and working capital deficit of $822,590 and $600,327, respectively. The increase in working capital deficit was primarily due to the decrease in accounts receivable and inventories and the increase in accounts payable and accrued expenses, advances from officers and notes payable to related parties, offset by the increase in cash and prepaid expenses.

During the first nine months of fiscal 2015, we raised an aggregate of $195,000 through our PPM. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $185,187 for the nine months ended March 31, 2015, compared to $140,438 for the nine months ended March 31, 2014. The increase of $44,749 in cash used in operating activities was primarily due to the decrease in non-cash expenses. The net loss for the nine months ended March 31, 2015 includes non-cash expenses for bad debt expense, common stock issued for services and common stock issued to a former officer, and the net loss for the nine months ended March 31, 2014 includes non-cash expenses for the amortization of debt discount, common stock issued for services and a loss on the conversion of accounts payable and debt.

There were no cash flows used in investing activities for the nine months ended March 31, 2015 and March 31, 2014.

Net cash flows provided by financing activities was $211,200 for the nine months ended March 31, 2015, as compared to $144,857 for the nine months ended March 31, 2014. The increase in cash provided by financing activities of $66,343 was due to the proceeds received from our issuance of common stock and the reduction of payments on the promissory notes payable, offset by a decrease in proceeds from the promissory notes payable. To date, we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Management, with the participation of the interim Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our interim Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2015.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Interim Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

By:	/s/ Douglas Samuelson
Douglas Samuelson
Interim Chief Executive Officer and Chief Financial Officer
May 19, 2015

