Form 10-K
period 2015-06-30
Smack Sportswear
filed 2015-10-13
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-53049

SMACK SPORTSWEAR

(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6025 Macadam Ct, Agoura Hills, CA	90501
(Address of principal executive offices)	(Zip Code)

(818) 404-5541

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares of registrant’s common stock outstanding as of October 14, 2015 was 22,117,776.

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

Readers should read this Report in conjunction with our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by reference to, these agreements, all of which are incorporated herein by reference.

Business Development

SMACK Sportswear (“SMACK or the Company”) was originally incorporated in Nevada in October 2007. Through June 30, 2015, we were a manufacturer and seller of performance and lifestyle based indoor and sand volleyball apparel and accessories. As of July 31, 2015 we completed the disposition of certain assets of the Company to William Sigler, a former director of the Company; in connection with said transactions Mr. Sigler resigned and agreed to sell all his shares of common stock in the Company. As a result of the sale of certain inventory from the Company to Mr. Sigler, the Company is now considered a “shell company” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

The Company is now focusing its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We are now considered a “blank check” company.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

●	available technical, financial and managerial resources;
●	working capital and other financial requirements;
●	the history of operations, if any;
●	prospects for the future;
●	the nature of present and expected competition;
●	the quality and experience of management services which may be available and the depth of the management;
●	the potential for further research, development or exploration;
●	the potential for growth and expansion;
●	the potential for profit;
●	the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

●	descriptions of product, service and company history; management resumes;
●	financial information;
●	available projections with related assumptions upon which they are based;
●	an explanation of proprietary products and services;
●	evidence of existing patents, trademarks or service marks or rights thereto;
●	present and proposed forms of compensation to management;
●	a description of transactions between the prospective entity and its affiliates;
●	relevant analysis of risks and competitive conditions;
●	a financial plan of operation and estimated capital requirements;
●	and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

During the year ended June 30, 2015, and at the present time, we have no employees. During the year ended June 30, 2015, we did have up to eight part-time independent contractors. Doug Samuelson is currently our sole officer and director. Mr. Samuelson will devote such time as required to actively seek a business opportunity for the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. DESCRIPTION OF PROPERTY.

We do not currently own or lease any property. We utilize office space in the residence of our Interim CEO and CFO at no cost. We will not seek other office space until we pursue a viable business opportunity and recognize income.

ITEM 3. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2015	$0.03	$0.03
March 31, 2015	$0.07	$0.07
December 31, 2014	$0.23	$0.19
September 30, 2014	$0.11	$0.11
June 30, 2014	$0.10	$0.08
March 31, 2014	$0.19	$0.18
December 31, 2013	$0.03	$0.03
September 30, 2013	$0.09	$0.09

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 13, 2015, we have 662 registered shareholders holding 22,117,776 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2015, the Company sold 3,250,000 shares of its common stock. Total gross proceeds were $195,000. The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) thereof, as a transaction by an issuer not involving a public offering.

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

Plan of Operation

Subsequent to June 30, 2015, the Company ceased its operations relating to the manufacturing and sales of sportswear. During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

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

Results of Operations for the year ended June 30, 2015 compared to the year ended June 30, 2014

Revenue and Cost of Goods Sold

Revenue for the years ended June 30, 2015 and 2014 was $547,905 and $1,084,206, respectively. The decrease of $536,300 was primarily due to significant management changes made in 2015 and the lack of cash to fund sufficient sales and marketing operations.

Cost of sales for the years ended June 30, 2015 and 2014, was $330,832 and $984,648, respectively. Gross profit for the years ended June 30, 2015 and 2014 was $217,073 and $99,558, respectively. The gross profit increase of $117,515 for the year ended June 30, 2015 was due to the write down of fabric and prior year inventory items during the third and fourth quarters of fiscal 2014, which amounted to approximately $331,000. The total write down of fabric was approximately $115,000 and the total amount of finished products was approximately $216,000.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $340,111 to $777,332 for the year ended June 30, 2015, compared to $1,117,443 for the year ended June 30, 2014. The decrease in SG&A expenses was due primarily to a decrease in stock issued for services to officers and former officers of $245,738 and bad debt expense of $41,278.

Other Income and Expense

During the year ended June 30, 2015, the Company had interest expense of $29,962 relating to its notes payable. The Company also received $84,827 of accounts payable settlement income (see Note 9). The interest expense in 2014 also related to the two promissory notes, but also related to the amortization of the debt discount on a convertible note payable. Also during the year ended June 30, 2014, the Company incurred other expenses of $13,500 relating to the loss on conversion of accounts payable to common stock, financing costs of $22,642 and a loss of $66,667 on the conversion of debt to common stock.

Net Loss

Our net loss decreased by $741,094 to $505,394 for the year ended June 30, 2015, compared to a net loss of $1,246,488 for the year ended June 30, 2014. The decrease in net loss was due to the decrease in operating expenses of $340,111, the net decrease in other income (expense) of $283,468 and the increase in gross profit of $117,515.

Liquidity and Capital Resources

Comparison of years ended June 30, 2015 and 2014

As of June 30, 2015, we had no cash, negative working capital of $900,489 and an accumulated deficit of $2,381,624.

As of June 30, 2014, we had $824 in cash, negative working capital of $600,326 and an accumulated deficit of $1,876,230.

Cash flows used in operating activities

During the year ended June 30, 2015, the Company used cash flows in operating activities of $212,024 compared to $191,447 used in the year ended June 30, 2014. The reasons for the increase in cash used in operating activities in the amount of $20,577 was primarily due to the decrease in non-cash items, which totaled to $902,450 in 2014 compared to $77,638 in 2015, offset by the decrease in net loss in 2015 compared to 2014 of $716,094.

Cash flows provided by financing activities

Cash flows from financing activities for the years ended June 30, 2015 and 2014 provided net cash of $211,200 and $189,857, respectively, primarily relating to proceeds from the notes payable. In 2015, the Company also raised $195,000 from the sale of its common stock, while also repaying $3,800 of its notes payable. In 2014, the Company repaid $148,143 of its notes payable.

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2015, the Company incurred a net loss of $505,394 and cash used in operating activities was $212,024, and as of that date, is delinquent in payments of $271,398 for payroll and sales taxes. As of June 30, 2015, the Company had a working capital deficiency of $900,489 and a shareholders’ deficit of $1,050,489. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. Subsequent to June 30, 2015, the Company raised $47,500 from an investor to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items for financial statement presentation purposes. This ASU is effective for fiscal years beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2015 and 2014	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2015 and 2014	F-3
Consolidated Statements of Shareholders’ Deficit for the Years Ended June 30, 2015 and 2014	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2015 and 2014	F-5
Notes to Consolidated Financial Statements	F-6 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Smack Sportswear

We have audited the accompanying consolidated balance sheets of Smack Sportswear, Inc. and Subsidiary (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and 2014 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. In addition, as discussed in Note 9, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A

Los Angeles, California

October 13, 2015

Smack Sportswear, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$-	$824
Accounts receivable, net of allowance of $63,953 at June 30, 2014	-	31,078
Inventories	-	25,072
Total current assets	-	56,974

Other assets	-	8,000
TOTAL ASSETS	$-	$64,974

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,790	$216,628
Payroll and sales taxes payable	271,398	270,664
Customer deposits	8,500	-
Due to former officer	132,900	121,000
Amounts due to related parties	113,000	25,700
Notes payable - related parties	153,901	23,308
Total current liabilities	900,489	657,300

Notes payable - related parties	150,000	280,000
Total liabilities	1,050,489	937,300

SHAREHOLDERS' DEFICIT
Preferred stock, no par value, 5,000,000 shares authorized;
Series A Voting Preferred stock, 2,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized;
22,117,776 and 18,626,110 shares issued and outstanding, respectively	66,353	55,878
Additional paid-in capital	1,264,782	948,026
Accumulated deficit	(2,381,624)	(1,876,230)
Total shareholders' deficit	(1,050,489)	(872,326)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$64,974

The accompanying notes are an integral part of these consolidated financial statements.

Smack Sportswear, Inc.
Consolidated Statements of Operations

	Years Ended
	June 30
	2015	2014
Sales:
Related party	$274,808	$-
Trade	273,097	1,084,206
Total sales	547,905	1,084,206

Cost of goods sold	330,832	984,648

Gross profit	217,073	99,558

Selling, general and administrative expenses	777,332	1,117,443

Loss from operations	(560,259)	(1,017,885)

Other income (expense)
Settlement of liabilities	84,827	-
Interest expense	(29,962)	(125,794)
Loss on conversion of accounts payable	-	(13,500)
Financing costs	-	(22,642)
Loss on note conversion	-	(66,667)
	54,865	(228,603)

NET LOSS	$(505,394)	$(1,246,488)

BASIC AND DILUTED LOSS PER SHARE	(0.02)	(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	20,853,507	17,974,185

The accompanying notes are an integral part of these consolidated financial statements.

Smack Sportswear, Inc.
Consolidated Statements of Shareholders' Deficit
Years Ended June 30, 2015 and 2014

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance, June 30, 2013	1,000,000	$1,000	13,333,333	$37,500	$2,500	$331,657	$(629,742)	$(257,085)

Fair value of common stock issued for services	-	-	98,333	295	-	83,405	-	83,700

Fair value of common stock issued upon conversion of debt	-	-	4,444,444	13,333	-	253,334	-	266,667

Fair value of common stock issued to former officers	-	-	600,000	1,800	-	198,200	-	200,000

Fair value of common stock issued upon conversion of accounts payable	-	-	150,000	450	-	22,050	-	22,500

Beneficial conversion feature on issuance of note payable	-	-	-	-	-	38,380	-	38,380

Fair value of common stock given to a Director by a former officer	-	-	-	-	-	20,000	-	20,000

Recission of preferred stock agreement	(1,000,000)	(1,000)	-	2,500	(2,500)	1,000	-	-

Net loss for the year ended June 30, 2014	-	-	-	-	-	-	(1,246,488)	(1,246,488)

Balance, June 30, 2014	-	-	18,626,110	55,878	-	948,026	(1,876,230)	(872,326)

Common stock issued for cash	-	-	3,250,000	9,750	-	185,250	-	195,000

Fair value of common stock issued for services	-	-	366,666	1,100	-	46,131	-	47,231

Fair value of common stock issued upon settlement with former officer	-	-	208,333	625	-	49,375	-	50,000

Cancellation of common stock	-	-	(333,333)	(1,000)	-	1,000	-	-

Additional stock compensation costs	-	-	-	-	-	35,000	-	35,000

Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(505,394)	(505,394)

Balance, June 30, 2015	-	$-	22,117,776	$66,353	$-	$1,264,782	$(2,381,624)	$(1,050,489)

The accompanying notes are an integral part of these consolidated financial statements.

Smack Sportswear, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	June 30
	2015	2014
Cash Flows from Operating Activities
Net loss	$(505,394)	$(1,246,488)
Adjustments to reconcile net loss to net cash used in operating activities
Debt discount and beneficial conversion feature recognized as interest expense	-	116,071
Loss on note conversion	-	66,667
Fair value of common stock given to a Director by former officer	-	20,000
Fair value of common stock issued for services	47,231	83,700
Loss on conversion of accounts payable	-	13,500
Fair value of common stock issued for services to former officers	50,000	200,000
Provision for bad debts	30,234	71,512
Additional stock compensation costs	35,000	-
Accounts payable settlement income	(84,827)	-
Write down of excess and obsolete inventories	-	331,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	844	(51,808)
Inventories	25,072	37,764
Other assets	8,000	2,000
(Decrease) Increase in:
Accounts payable and accrued expenses	73,382	87,160
Payroll and sales taxes payable	734	24,872
Customer deposits	8,500	(14,034)
Due to former officer	11,900	40,937
Amounts due to related parties	87,300	25,700
Net cash used in operating activities	(212,024)	(191,447)

Cash Flows from Financing Activities
Proceeds from promissory notes payable	20,000	338,000
Repayment of notes payable	(3,800)	(148,143)
Common stock issued for cash	195,000	-
Net cash provided by financing activities	211,200	189,857

Net decrease in cash	(824)	(1,590)
Cash beginning of period	824	2,414
Cash end of period	$(0)	$824

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for conversion of notes payable	$-	$200,000
Beneficial conversion costs on issuance of convertible note payable	$-	$38,380
Common stock issued for payable due to former officer	$-	$9,000
Recission of preferred stock and treasury stock receivable	$-	$28,847

The accompanying notes are an integral part of these consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

Nature of the Business

SMACK Sportswear (“SMACK”) was originally incorporated in Nevada in October 2007. The Company’s primary business activities were the manufacturer and sale of performance and lifestyle based indoor and sand volleyball apparel and accessories. As of July 1, 2015, the company has ceased operations and is looking for opportunities to acquire operating companies or merge with other operational entities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2015, the Company incurred a net loss of $505,934 and cash used in operating activities was $212,024, and as of that date, is delinquent in payments of $271,398 for payroll and sales taxes. As of June 30, 2015, the Company had a working capital deficiency of $900,489 and a shareholders’ deficit of $1,050,489. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. Subsequent to June 30, 2015, the Company raised $47,500 from an investor to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Management assesses the business environment, the customer's financial condition, historical collection experience, accounts receivable aging and customer disputes to whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sales, the Company does not recognize revenue until collection occurs. Title to the Company’s products is transferred to the customer once the product is shipped from the Company’s warehouse. Products are not shipped until there is a purchase agreement signed by the customer with a specified payment arrangement. The Company’s sales are primarily customized, made to order apparel, where after a deposit is made there are no refunds after the customer has committed to the sale through a signed contract. Therefore, the Company has not recorded an allowance for returned products.

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Concentration of Sales and Accounts Receivable

For the year ended June 30, 2015, the Company sold $274,808 of its products to a company owned by the Company’s former Chief Executive Officer (CEO) and a former member of the Board of Directors (see Note 4). This amount represented approximately 50% of the Company’s sales during that period. There were no other customers with sales representing more than 10% of the Company’s total sales during this period or during the year ended June 30, 2014. At June 30, 2015 and 2014, there were no customers with an accounts receivable balance that represented 10% or more of the Company’s total accounts receivable.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs included within selling, general and administrative expenses were approximately $662 and $31,530 for the years ended June 30, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible. Bad debt expense was $30,234 and $71,512 for the years ended June 30, 2015 and 2014, respectively. The allowance for doubtful accounts was $63,953 as of June 30, 2014. There was no allowance for doubtful accounts as of June 30, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. As of June 30, 2015, the Company had either sold or written-off its entire inventory. As of June 30, 2014, the Company’s total inventory balance of $25,072 was finished goods. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales.

At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the years ended June 30, 2015 and 2014, the Company recorded a charge of approximately $18,000 and $331,000, respectively, relating to the mark down of inventories to net realizable value at June 30, 2015 and 2014. The mark downs related to inventories that management felt had become obsolete or in excess of future estimated sales of those products over the next year, particularly fabric and prior year products.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Customer Deposits

In many of its customer agreements, the Company requires its customers pay a 50 percent deposit upon signing the agreement. At June 30, 2015, there was $8,500 in outstanding customer deposits. There were no customer deposits at June 30, 2014.

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

As of June 30, 2015, the balances reported for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. Certain accounts and note payable are at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items for financial statement presentation purposes. This ASU is effective for fiscal years beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

Notes payable and other debt to related parties consist of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

Loan payable – related party (a)	$3,901	$19,508
Note payable (b)	-	3,800
Unsecured promissory note (c)	150,000	130,000
Unsecured promissory note (d)	150,000	150,000

TOTAL	303,901	303,308

Less: Current portion	(153,901)	(23,308)

LONG-TERM PORTION	$150,000	$280,000

a.	As of June 30, 2014, the Company had a loan payable due to a family member of the former CEO in the amount of $19,508. The loan is unsecured, non-interest bearing and due upon demand. As of June 30, 2015, the balance of the loan was $19,508. In August 2015, the Company negotiated a settlement and release agreement with the individual in which the principal amount was reduced to $3,901 and a gain on settlement of $15,607 was recorded (see Note 9). In September 2015, the $3,901 balance was repaid and no amount was owed under the agreement as of that date.

b.	As of June 30, 2013, the Company had received advances from the former CFO in the amount of $14,000. In February 2014, the advance amount, plus one time interest of $5,000, was converted into a short-term note payable. The note calls for the Company to make five $3,800 payments beginning in March 2014 and ending in July 2014. At June 30, 2014, the outstanding balance of the short-term note was $3,800. At June 30, 2015, no amounts were outstanding under the short-term note.

c.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year, of which $80,000 was advanced at closing. During the year ended June 30, 2014, the Company borrowed an additional $50,000 on the note. As of June 30, 2014, the outstanding balance of the note was $130,000. During the year ended June 30, 2015, the Company borrowed an additional $20,000 on the note. As of June 30, 2015, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

d.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. During the year ended June 30, 2014, the Company borrowed $150,000 on the note which was outstanding as of June 30, 2015 and 2014. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

For the years ended June 30, 2015 and 2014, the Company incurred $29,962 and $9,722, respectively, of interest expense relating to the unsecured promissory notes. The total amount of accrued interest payable relating to those notes at June 30, 2015 and 2014 was $39,684 and $9,722, respectively, and is included in accounts payable and accrued expenses.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 4 – DUE TO FORMER OFFICER

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

As of June 30, 2014, the Company owed $121,000 to the former officer under the mutual release agreement. During the year ended June 30, 2015, the Company accrued an additional $11,900 under the former CEO’s mutual release agreement. As of June 30, 2015, a total of $132,900 was owed under the agreement and is reflected as Amounts Due to Former Officer on the accompanying June 30, 2015 consolidated Balance Sheet.

Concurrently to the mutual release agreement, the former officer entered into an independent sales agent/team dealer agreement with the Company to sell the Company’s products. During the year ended June 30, 2015, the Company sold $274,808 of product to the former CEO’s new company. The independent sales agent/team dealer agreement was terminated in April 2015.

Asset Purchase and Mutual Release Agreements with Former CEO

In July 2015, the Company entered into an Asset Purchase agreement with the former CEO (see Note 9). Under the agreement, the Company completed the disposition of certain assets of the Company to the former CEO. The purchase price of the assets sold was $132,900, which was paid by the cancellation of indebtedness owed by the Company to the former CEO. The Company and the former CEO also entered into mutual release agreements that released each party from any and all claims, liabilities and indebtedness owed to the other. As of that date, the former CEO also resigned as a Director of the Company.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 5 – AMOUNTS DUE TO RELATED PARTIES

As of June 30, 2014, the Company owed $2,200 to an officer for loans to the Company. During the year ended June 30, 2015, the Company fully paid the balance owed to the officer for the personal loans. As of June 30, 2015 and 2014, the Company owed the officer $88,000 and $23,500, respectively, relating to unpaid compensation and this amount is reflected in Amounts Due to Related Parties on the accompanying June 30, 2015 and 2014 consolidated Balance Sheets.

During the year ended June 30, 2015, the Company also accrued $25,000 of compensation to a former officer and Director. This amount is reflected in Amounts Due to Related Parties on the accompanying June 30, 2015 consolidated Balance Sheet.

NOTE 6 - CAPITAL STOCK

Common Stock Issued to Former Officers

In December 2012, the Company entered into an employment agreement with an officer with a term of three years. Under the agreement, the officer was entitled to receive up to 1,000,000 shares of the Company’s common stock, subject to vesting at rate of 166,667 shares on a semi-annual basis, commencing June 30, 2013. The officer resigned in March 2014. During the year ended June 30, 2014, the Company issued 333,333 shares of common stock to the former officer valued at $160,000. The remaining 666,667 shares of common stock were forfeited upon resignation of the Officer. The Company also accrued a total of $18,000 as part of the former officer’s termination agreement, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of June 30, 2014.

During the year ended June 30, 2014, the Company issued 266,667 shares of common stock to a former officer for services valued at $40,000. The shares issued were valued at the trading price at the date of the agreement.

On December 29, 2014, the Company entered into a settlement and mutual release agreement (the “Agreement”) with its former CFO to settle the claims filed by the former CFO. Under the agreement, among others, the Company issued a total of 208,333 shares common stock valued at $50,000. The Agreement also required the former CFO to return for cancellation the 333,333 shares of common stock previously issued to the former CFO. Accordingly, the Company recorded an adjustment to reduce its common stock outstanding as of June 30, 2015.

Common Stock Issued for Services

During the year ended June 30, 2014, the Company issued 40,000 shares of common stock valued at $73,200 to its legal counsel for services provided to the Company.

In April 2014, the Company entered into an agreement with its Chief Financial Officer under which the officer could earn up to 166,667 shares of the Company’s common stock upon reaching certain milestones, specific to the completion of the Company’s quarterly SEC filings. The officer can also earn 16,667 shares per quarter upon reaching certain milestones, also specific to the timely filing of the Company’s quarterly SEC filings. During the year ended June 30, 2014, the officer met the milestones and earned a total of 58,333 shares, which were valued at $10,500 and are included in the accompanying consolidated statement of operations for the year ended June 30, 2014. During the year ended June 30, 2015, the Company issued 233,333 shares of its common stock to its Chief Financial Officer (CFO) under the terms of his service agreement valued at $37,500.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 6 - CAPITAL STOCK (continued)

Common Stock Issued for Services (continued)

On July 21, 2014, the Company entered into a service agreement with Mr. Christopher Jenks to serve as a member of the Board of Directors for one year. As compensation, Mr. Jenks was to receive up to 250,000 shares of its common stock valued at $15,000. The stock vests 66,667 shares on December 1, 2014; 66,667 shares on March 1, 2015; and 116,666 shares on August 15, 2015. Mr. Jenks was subsequently appointed as the Company’s Chief Executive Officer (CEO) until February 13, 2015, when he resigned. During the year ended June 30, 2015, 133,333 shares valued at $9,731 vested and were issued to Mr. Jenks for his services. In June 2015, Mr. Jenks resigned as a Director of the Company. As of June 30, 2015, no amount of the award remained unvested.

Sale of Common Stock

During the year ended June 30, 2015, the Company sold 3,250,000 shares of its common stock at the price of $0.06 per share through a private placement memorandum. Gross proceeds from the issuance were $195,000. In connection with the financing, 833,333 shares were sold to the Company’s former Chief Executive Officer (CEO) for cash at $0.06 per share. The market value of the stock at issuance was $0.09 per share. The difference in price of $25,000 between the market value of the stock and the cash value was recorded as additional compensation to the CEO during the year ended June 30, 2015.

Other Issuances

During the year ended June 30, 2014, the Company issued 150,000 shares to a former officer valued at $22,500 upon conversion of $9,000 accounts payable owed to the officer. The shares issued were valued at the trading price at the conversion date. As a result, the Company recorded a loss on conversion of accounts payable of $13,500 which has been included in the accompanying consolidated statement of operations for the year ended June 30, 2014.

During the year ended June 30, 2014, the Company issued 4,444,444 shares of common stock, with market value of $266,667 (or at $0.02 per share), for the settlement of convertible notes payable in the aggregate principal amount of $200,000. As a result, the Company recorded a loss of $66,667 which has been reflected on the accompanying consolidated statement of operations for the year ended June 30, 2014.

Effective July 2013, the Company entered into a convertible note payable agreement in the principal amount of $53,000. The note had an interest rate of 8 percent and was due on March 19, 2014. Per the agreement, if the note was not repaid by March 19, 2014, the note would convert into shares of the Company’s common stock at a conversion rate of 58 percent of the market price of the average of the three lowest closing prices of the common stock for the ten trading days prior to the date of conversion. As the conversion price of the note was less than the market price of the Company’s common stock at the date of issuance, the Company determined that the note contained a beneficial conversion feature of $ $38,380, which was reflected as additional paid-in capital. The note’s beneficial conversion feature was considered as debt discount and was being amortized over the life of the note. In February 2014, the note was paid off and all remaining unamortized note discount was recorded as interest expense.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 6 - CAPITAL STOCK (continued)

Other Issuances (continued)

In February 2014, the Company entered into an agreement with its former President and former Director under which the Company agreed to pay him a monthly salary of $7,500. As part of the agreement, the Company’s former CEO agreed to issue the President 166,667 shares of common stock from his personal holdings upon signing of the agreement. The fair value of those shares at the date of grant was $20,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the financial statements for the year ended June 30, 2014. The former CEO also agreed to issue the President an additional 166,667 shares of common stock when corporate mission statement and standard operating procedures are developed and implemented within 180 days from February 2014. The President developed and implemented the mission statements and standard operating procedures timely. As a result, the former CEO issued 166,667 shares to the President from his personal holdings. The fair value of those shares at grant date was $10,000 which the Company accounted for as additional compensation expense and as additional paid in capital contributed by the former CEO in the accompanying consolidated financial statements for the year ended June 30, 2015.

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

At June 30, 2015 and 2014, the Company had 4,000,000 undesignated authorized preferred shares of which there are no shares issued or outstanding. The designation of these shares has yet to be determined by the Board of Directors.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Through June 30, 2015, the Company leased its office and warehouse space in Torrance, California under a non-cancelable operating lease that expired on June 30, 2015. The minimum lease payment was $4,289 per month. The Company did not renew the lease and is currently utilizing office space in the residence of our Interim CEO and CFO at no cost. The Company does not plan to seek new office space until we pursue a viable business opportunity and recognize income.

Rent expense, which is classified in selling, general and administrative expenses, was $51,468 for the years ended June 30, 2015 and 2014.

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

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 8 - INCOME TAXES

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

Total income taxes differ from expected income taxes (computed by applying the U.S. federal corporate tax rate of 34%) for the years ended June 30, 2015 and 2014 as follows:

	June 30, 2015	June 30, 2014

Income taxes at federal statutory rate	$(180,334)	$(423,806)
State tax (net of federal benefit)	(30,945)	(72,725)
Change in valuation allowance	211,279	496,531

Income taxes at effective income tax rate	$-	$-

The Company’s effective tax rate differs from the statutory rate primarily as a result of the full valuation allowance on the Company’s deferred taxes as of June 30, 2015 and 2014.

The Company’s net deferred taxes include the following significant components as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

U.S. net operating loss carryforwards	$947,251	$735,094
Less: Valuation allowance	(947,251)	(735,094)

Net deferred tax assets	$-	$-

The Company’s deferred tax assets and liabilities represent the tax effects of taxable temporary differences between book and tax reporting. The temporary differences arise from unused net operating loss carryforwards. The Company recorded a full valuation allowance against its net deferred tax assets at June 30, 2015 and 2014. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized.

As of June 30, 2015, the Company has U.S. federal and state income tax net operating loss carryforwards of approximately $2.4 million that may be applied against future taxable income and that begin to expire in the year 2033.

The Company files tax returns in the United States and California. Management has evaluated its tax positions and believes that there are no adjustments or disclosures of possible additional tax liabilities for the year ended June 30, 2015. The amount that may ultimately have to be recognized, in the event that the Company’s tax returns are examined by a taxing authority, may differ from management’s estimate.

At June 30, 2015, the Company has no material unrecognized tax positions. For the years ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties for uncertain tax positions. There are also no accrued interest and penalties at June 30, 2015 and 2014. The Company is currently not under examination by the United States Internal Revenue service or any other state, city or local jurisdiction. As such, the Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes. The Company’s federal and state income tax returns are subject to examination by taxing authorities for the years 2010 through 2015.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 9 - SUBSEQUENT EVENTS

On July 27, 2015, the Company entered into an Asset Purchase agreement with William Sigler, a former officer and a director of the Company. Under the agreement, the Company completed the disposition of certain assets of the Company to Mr. Sigler. The purchase price of the assets sold to Mr. Sigler was $132,900, which was paid by the cancellation of indebtedness owed by the Company to Mr. Sigler. The Company and Mr. Sigler also executed and delivered mutual release agreements that released each party from any and all claims, liabilities and indebtedness owed to the other. As of that date, Mr. Sigler also resigned as a director of the Company. As a result of Mr. Sigler resigning as a director of the Company, Mr. Doug Samuelson is the sole officer and director of the Company.

In connection with such divestiture, Mr. Sigler also agreed to sell all his shares of common stock in the Company (6,824,336 shares, or approximately 31%) for an aggregate purchase price of $90,000. These sales will be made in four equal tranches, payable by an unidentified buyer in cash on or prior to August 30, 2015, October 1, 2015, January 2, 2016 and April 1, 2016. If a buyer is not identified and/or the sale is not consummated by any of said dates, Mr. Sigler has no further obligation to sell his shares. Mr. Sigler agreed not to sell, dispose of or transfer his shares in the Company other as provided above.

In August and September 2015, the Company entered into settlement and release agreements with certain of its vendors. Under the agreements, the vendors agreed to accept reduced payment amounts from the total amount the Company owed them. The Company also entered into a settlement and release agreement with an individual the Company had a loan payable to (see Note 3). The total amount of forgiveness of accounts payable was $69,220 and $15,607 for the forgiveness of the loan payable. The aggregate amount of the forgiveness was $84,827 and is included in Other Income and Expense on the consolidated Statement of Operations as of June 30, 2015 as the Company believes the settlements represented the fair value of the liabilities as of that date. The Company has also offered other of its vendors to enter into settlement agreements, but they currently have not signed an agreement.

In August 2015, the Company entered into a Promissory Note agreement with an individual in which the Company can borrow up to $47,650. In August, the Company borrowed $47,500 under the agreement. The Note accrues interest at 10% per annum and is due on August 12, 2016. All unpaid principal and interest is due as of that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Interim Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management's Report on Internal Control over Financial Reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended June 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of October 13, 2015, we have one director. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Doug Samuelson	Director	56	July 2015

Executive Officers

As of October 13, 2015, we have one Executive Officer. His name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Doug Samuelson	Interim CEO and CFO	56	July 2015

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our director and our executive officer, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

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

Involvement in Certain Legal Proceedings

Our director and executive officer and control persons have not been involved in any of the following events during the past five years:

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2015 and 2014. No other officers or directors received annual compensation in excess of $100,000 during the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Sigler,	2015	32,900	-	-	-	-	-	-	32,900
Director and former CEO (1)	2014	100,000	-	-	-	-	-	-	100,000
Doug Samuelson,	2015	64,500	-	37,500	-	-	-	-	102,000
Interim CEO and CFO (2)	2014	23,500	-	10,500	-	-	-	-	34,000
Christopher Jenks	2015	-	25,000	9,731	-	-	-	-	34,731
	2014	-	-	-	-	-	-	-	-
Tom Mercer,	2015	52,500	-	-	-	-	-	-	52,500
President and Director (3)	2014	37,500	-	20,000	-	-	-	-	57,500
Charles A. Lesser,	2015	-	-	-	-	-	-	-	-
former CFO (4)	2014	40,000	-	80,000	-	-	-	-	120,000
Ray Valdez,	2015	-	-	-	-	-	-	-	-
former CIO (5)	2014	-	-	40,000	-	-	-	-	40,000

(1)	William Sigler was appointed as our Chief Executive Officer and a director in April 2012. During FY 2015 and FY 2014, Mr. Sigler accrued a salary of $32,000 and $100,000, respectively.
(2)	Doug Samuelson was appointed as our Chief Financial Officer (CFO) in April 2014. During FY 2015 and FY 2014, Mr. Samuelson accrued a salary of $64,500 and $23,500, respectively. Mr. Samuelson also earned stock awards of $37,500 and $10,500 during FY 2015 and FY 2014, respectively.
(3)

Tom Mercer was appointed President and Director in February 2014. During FY 2015 and FY 2014, Mr. Mercer accrued a salary of $52,500 and $37,500, respectively. Mr. Mercer also earned stock awards of $20,000 during FY 2014.

(4)	Charles A. Lesser was appointed as our CFO in December 2012. During FY 2014, Mr. Lesser accrued a salary of $40,000 and earned stock awards of $80,000.
(5)	Ramon Valdez was CFO and subsequently Chief Information Officer for the Company. Mr. Valdez resigned his position during FY 2014. Mr. Valdez received stock awards of $40,000 in FY 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of October 13, 2015: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Security ownership of Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
William Sigler(2) Former Director and Officer 20316 Gramercy Place Torrance, CA 90501	Common Stock	5,118,252 Direct (2)	23.1%
Christopher Jenks, Former Director and Officer	Common Stock	1,100,000 (5)	5.0%
Doug Samuelson Interim Chief Executive Officer and Chief Financial Officer 6025 Macadam Ct Agoura Hills, CA	Common Stock	291,666 (3) Direct	1.3%
Current Director and Officer	Common Stock	291,666 (3) Direct	1.3%

(1) Based upon 22,117,776 issued and outstanding shares of common stock as of October 13, 2015.

(2) William Sigler holds 5,118,252 shares of common stock.

(3) Doug Samuelson is due 291,666 shares as of June 30, 2015 per his Employment Agreement (not yet issued). Mr. Samuelson is currently the Company’s only Officer and Director.

(4) Chris Jenks is due 833,333 shares from his $50,000 investment in October 2014. He also had purchased 133,334 shares prior to June 30, 2014. During the year ended June 30, 2015, he is due 133,333 shares per his employment agreement (not yet issued).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2014 and June 30, 2013:

Fees	2015
Weinberg & Company, CPAs

Audit fees	$39,380
Audit Related Fees	$-
Tax fees	$-
All other fees	$-

Total Fees	$39,380

Fees	2014
Weinberg & Company, CPAs

Audit fees	$40,000
Audit Related Fees	$-
Tax fees	$-
All other fees	$-

Total Fees	$40,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Weinberg & Company, CPAs did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Item. 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

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

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMACK SPORTSWEAR

Dated: October 13, 2015	By:	/s/ Doug Samuelson
Doug Samuelson Interim Chief Executive Officer and Chief Financial Officer

