Form 10-Q
period 2015-09-30
Smack Sportswear
filed 2015-11-13
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

SMACK SPORTSWEAR, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6025 Macadam Ct

Agoura Hills, CA 91301

 (Address of principal executive offices, Zip Code)

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

The number of shares of registrant’s common stock outstanding as of November 13, 2014 was 22,117,776.

FORM 10-Q

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

SEPTEMBER 30, 2015

Smack Sportswear, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash held in escrow	$18,811	$-

TOTAL ASSETS	$18,811	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,640	$220,790
Payroll and sales taxes payable	271,398	271,398
Customer deposits	8,500	8,500
Due to former officer	-	132,900
Amounts due to related parties	125,000	113,000
Notes payable - related parties	150,000	153,901
Note payable	47,650	-
Total current liabilities	847,188	900,489

Notes payable - related parties	150,000	150,000
Total liabilities	997,188	1,050,489

SHAREHOLDERS' DEFICIT
Preferred stock, no par value, 5,000,000 shares authorized; Series A Voting Preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 22,117,776 shares issued and outstanding	66,353	66,353
Additional paid-in capital	1,264,782	1,264,782
Accumulated deficit	(2,309,512)	(2,381,624)
Total shareholders' deficit	(978,377)	(1,050,489)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$18,811	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Smack Sportswear, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30
	2015	2014
	(Unaudited)	(Unaudited)

Sales	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Selling, general and administrative expenses	52,423	44,299

Loss from operations	(52,423)	(44,299)

Other expense
Interest expense	8,365	7,523
	8,365	7,523

Loss from continuing operations	(60,788)	(51,822)

Discontinued operations
Loss from discontinued operations	-	(91,405)
Gain from sale of discontinued operations	132,900	-
Income (loss) from discontinued operations	132,900	(91,405)

NET INCOME (LOSS)	$72,112	$(143,227)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss per share from continuing operations	$-	$-
Income (loss) per share from discontinued operations	$0.01	$-
Net income (loss) per share	$-	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	22,117,776	18,789,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Smack Sportswear, Inc.

Condensed Consolidated Statement of Shareholders' Deficit

Three Months Ended September 30, 2015 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2015	-	-	22,117,776	66,353	1,264,782	(2,381,624)	(1,050,489)

Net income for the three months ended September 30, 2015	-	-	-	-	-	72,112	72,112

Balance, September 30, 2015 (Unaudited)	-	$-	22,117,776	$66,353	$1,264,782	$(2,309,512)	$(978,377)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Smack Sportswear, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$72,112	$-
Adjustments to reconcile net income to net cash used in operating activities of continuing operations
Gain from sale of discontinued operations	(132,900)	-
Changes in Assets and Liabilities
(Decrease) Increase in:
Accounts payable and accrued expenses	23,850	-
Amounts due to related parties	12,000	-
Net cash used in operating activities from continuing operations	(24,938)	-
Net cash used in operating activities from discontinued operations	-	(34,270)
Net cash used in operating activities	(24,938)	(34,270)

Cash Flows from Financing Activities
Proceeds from promissory notes payable	47,650	-
Repayment of notes payable	(3,901)	-
Cash held in escrow	(18,811)
Net cash provided by financing activities of continuing operations	24,938	-
Net cash provided by financing activities of discontinued operations	-	35,200
Net cash provided by financing activities	24,938	35,200

Net decrease in cash	-	930
Cash beginning of period	-	824
Cash end of period	$-	$1,754

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2015, the Company incurred a net loss from operations of $52,423 and cash used in operating activities was $24,938, and as of that date, is delinquent in payments of $271,398 for payroll and sales taxes. As of September 30, 2015, the Company had a working capital deficiency of $828,377 and a shareholders’ deficit of $978,377. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the three months ended September 30, 2015, the Company raised $47,650 from an investor to pay past obligations and to allow the Company to continue operating in its shell status and raised an additional $5,000 from the investor in October 2015. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2015 and 2014, as there are no potential shares outstanding that would have a dilutive effect.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the balances reported for cash and accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

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

NOTE 3 – CASH HELD IN ESCROW

As of September 30, 2015, the Company had $18,811 of cash that was held in trust for the Company by its legal counsel. The funds were held in an escrow account in the name of the legal counsel.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consist of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
	(Unaudited)

Loan payable – related party (a)	$-	$3,901
Unsecured promissory note due to related party (b)	150,000	150,000
Unsecured promissory note due to related party (c)	150,000	150,000

TOTAL	300,000	303,901

Less: Current portion	(150,000)	(153,901)

LONG-TERM PORTION	$150,000	$150,000

a.	As of June 30, 2015, the Company had a loan payable due to a family member of the former CEO in the amount of $3,901. In September 2015, the $3,901 balance was repaid and no amount was owed under the agreement as of September 30, 2015.

b.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. As of September 30, 2015 and June 30, 2015, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by December 2016. On October 30, 2015, a total of $55,039 was converted into 1,375,975 shares of the Company’s common stock (see Note 6).

c.	In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. As of September 30, 2015 and June 30, 2015, the outstanding balance of the note was $150,000. The outstanding principal amount and all accrued and unpaid interest is due by January 2016. On October 30, 2015, a total of $54,755 was converted into 1,368,872 shares of the Company’s common stock (see Note 6).

For the three months ended September 30, 2015 and 2014, the Company incurred $8,365 and $7,523, respectively, of interest expense relating to the unsecured promissory notes. The total amount of accrued interest payable relating to those notes at September 30, 2015 and June 30, 2015 was $48,049 and $39,684, respectively.

 SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 5 – NOTE PAYABLE

In August 2015, the Company entered into an unsecured promissory note agreement with an individual. The agreement allows for the Company to borrow up to $47,650 at an interest rate of 10 percent per year. The outstanding balance under the agreement at September 30, 2015 was $47,650. The outstanding principal amount and all accrued and unpaid interest is due by August 2016.

NOTE 6 – DISCONTINUED OPERATIONS

The Company’s primary business activities were the manufacturer and sale of performance and lifestyle based indoor and sand volleyball apparel and accessories. As of July 1, 2015, the company has ceased operations. On July 27, 2015, the Company entered into an Asset Purchase agreement with the former CEO to sell to him the remaining assets of the Company that related to this business line. The purchase price of the assets sold was $132,900, which was paid by the cancellation of indebtedness owed by the Company to the former CEO. The Company and the former CEO also executed and delivered mutual release agreements that released each party from any and all claims, liabilities and indebtedness owed to the other. As of that date, the former CEO also resigned as a director of the Company.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported, and has reflected a gain on discontinued operations of $132,900 as of September 30, 2015 relating to the extinguishment of amounts due the former officer.

Revenue and expenses related to the discontinued operations were as follows:

Three months ended
September 30, 2014

Sales	$54,034

Cost of Goods Sold	27,363

Gross Profit	26,671

Selling, general and administrative costs	118,076

Loss from operations	$91,405

In connection with such divestiture, the former CEO also agreed to sell all his shares of common stock in the Company (6,824,336 shares, or approximately 31%) for an aggregate purchase price of $90,000. These sales will be made in four equal tranches, payable by an unidentified buyer in cash on or prior to August 30, 2015, October 1, 2015, January 2, 2016 and April 1, 2016. If a buyer is not identified and/or the sale is not consummated by any of said dates, the former CEO has no further obligation to sell his shares. The former CEO agreed not to sell, dispose of or transfer his shares in the Company other as provided above. In August 2015 and September 2015, the first two tranches totaling 3,412,168 shares were sold for a total of $45,000.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2015 and June 30, 2015, the Company owed an officer $100,000 and $88,000, respectively, relating to unpaid compensation and these amounts are reflected in Amounts Due to Related Parties on the accompanying September 30, 2015 and June 30, 2015 condensed consolidated Balance Sheets. As of September 30, 2015 and June 30, 2015, the Company also owed $25,000 of compensation to a former officer and Director. This amount is reflected in Amounts Due to Related Parties on the accompanying September 30, 2015 and June 30, 2015 condensed consolidated Balance Sheets.

On October 31, 2015, the amounts due to the related parties totaling $125,000 on that date was converted into 3,125,000 share of the Company’s common stock (see Note 6).

NOTE 8 – SUBSEQUENT EVENTS

On October 30, 2015, the Company entered into Debt Conversion agreements with an officer, a former officer and two promissory note holders. A certain portion of the debt was converted at the fair value of the common stock on that date, which was $0.04 per share. As of October 30, 2015, the Company owed an officer $100,000 for unpaid compensation (see Note 5) and this amount was converted into 2,500,000 shares of the Company’s common stock. As of October 30, 2015, the Company owed a former officer $25,000 for unpaid compensation (see Note 5) and this amount was converted into 625,000 shares of the Company’s common stock. As of October 30, 2015, the Company owed two promissory note holders $300,000 of principal and $49,794 of accrued and unpaid interest (see Note 3). On that date, a total of $109,794 was converted into 2,744,847 shares of the Company’s common stock. In total, on October 30, 2015, $234,794 of debt was converted into 5,869,847 shares of the Company’s common stock.

In October 2015, the Company borrowed an additional $5,000 from an individual (see Note 3). The total amount owed to the individual as of October 31, 2015 was $52,650.

In November 2015, the Company entered into a letter of intent (LOI) to acquire an entertainment company by issuing to the two shareholders of said company 100,000,000 shares of common stock of the Company. As a result of the proposed transaction, the entertainment company would become a majority owned subsidiary of the Company and the board of the Company will consist of persons appointed by the entertainment company. The closing of the proposed transaction is conditioned on several terms, including the satisfactory due diligence by each party of the other. It is the intent of the parties that the definitive agreement will be executed and delivered by November 30th. The Company filed Form 8-K on November 12th relating to the LOI.

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

Organizational History and Plan of Operation

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

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the balances reported for cash and accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2015, and the following pronouncements were adopted during the period.

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

Results of Operations

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue and Cost of Goods Sold

There was no revenue or cost of sales from continuing operations for the three months ended September 30, 2015 and 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 and 2014 was $52,423 and 44,299, respectively. The Company’s SG&A expenses for the three months ended September 30, 2015 and 2014 primarily consisted of professional service expenses relating to the Company’s audit of the financial statements and for income tax services.

Other Income and Expense

Other income and expense consists of interest expense. Interest expense for the three months ended September 30, 2015 and 2014 was $8,365 and 7,523, respectively, relating to the promissory notes payable.

Net Income (Loss)

Our net income for the three months ended September 30, 2015 was $72,122 and our net loss for the three months ended September 30, 2014 was $143,227. The net income in 2015 solely related to the other income the Company recorded relating to the Asset Purchase agreement with its former CEO (see Note 4). The net loss in 2014 related to the Company’s discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2015, the Company incurred a net loss from operations of $52,423 and cash used in operating activities was $24,938, and as of that date, is delinquent in payments of $271,398 for payroll and sales taxes. As of September 30, 2015, the Company had a working capital deficiency of $828,377 and a shareholders’ deficit of $978,377. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the three months ended September 30, 2015, the Company raised $47,650 from an investor to pay past obligations and to allow the Company to continue operating in its shell status and raised an additional $5,000 from the investor in October 2015. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

As of September 30, 2015 and June 30, 2015, we had cash of $18,811 and $0.00, respectively, and working capital deficit of $828,377 and $900,489, respectively.  The decrease in working capital deficit was primarily due to the Asset Purchase agreement the Company entered into with its former CEO, under which the Company completed the disposition of certain assets of the Company to the former CEO in exchange for the cancellation of indebtedness owed by the Company to the former CEO in the amount of $132,900.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. During the first three months of fiscal 2016, we raised an aggregate of $47,650 through a promissory note from an individual.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $24,938 for the three months ended September 30, 2015, compared to $34,270 for the three months ended September 30, 2014. The net cash used in operating activities for the three months ended September 30, 2015 primarily related to the settlement of the amount due to the Company’s former CEO in the amount of $132,900.

There were no cash flows used in investing activities for the three months ended September 30, 2015 and September 30, 2014.

Net cash flows provided by financing activities was $24,938 for the three months ended September 30, 2015, as compared to $35,200 for the three months ended September 30, 2014.  For the three months ended September 30, 2015, the Company raised $47,650 from a promissory note payable from an individual.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Interim Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Interim Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMACK SPORTSWEAR, INC. AND SUBSIDIARY

Date: November 13, 2015	By:	/s/ Douglas Samuelson
Douglas Samuelson
Interim Chief Executive Officer and Chief Financial Officer

