Form 10-Q
period 2015-12-31
Smack Sportswear
filed 2016-02-16
CIK 1422768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

SMACK SPORTSWEAR
(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13636 Ventura Blvd. #475
Sherman Oaks, CA 91423
 (Address of principal executive offices, Zip Code)

(213) 296-3005
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of registrant’s common stock outstanding as of February 11, 2016 was 27,621,237.

FORM 10-Q
SMACK SPORTSWEAR
DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM I.                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Smack Sportswear
Condensed Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Prepaid expense	$6,875	$-
TOTAL ASSETS	6,875	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$154,855	$220,790
Payroll taxes and sales taxes payable	271,398	271,398
Due to former shareholder and officer	-	245,900
Notes payable - related parties	240,000	153,901
Notes payable	66,613	-
Other payables	37,061	8,500
Total Current Liabilities	769,927	900,489
Notes payable - related parties	-	150,000
Total Liabilities	769,927	1,050,489

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized;
Series A voting preferred stock, 2,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized;
27,987,623 and 22,117,776 shares issued and outstanding, respectively	27,988	22,118
Additional paid-in capital	1,537,941	1,309,017
Accumulated deficit	(2,328,981)	(2,381,624)
Total Stockholders’ Deficit	(763,052)	(1,050,489)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,875	$-

The accompanying notes are an integral part of these financial statements.

Smack Sportswear
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014 (Restated)	2015	2014 (Restated)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	11,524	47,682	63,947	91,981

LOSS FROM OPERATIONS	(11,524)	(47,682)	(63,947)	(91,981)

OTHER EXPENSE
Interest expense	7,945	7,562	16,310	15,085

LOSS FROM CONTINUING OPERATIONS	(19,469)	(55,244)	(80,257)	(107,066)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(156,163)	-	(247,568)
Gain from sale of discontinued operations	-		132,900	-
Income (loss) from discontinued operations	-	(156,163)	132,900	(247,568)

INCOME (LOSS) BEFORE INCOME TAXES	(19,469)	(211,407)	52,643	(354,634)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(19,469)	$(211,407)	$52,643	$(354,634)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Income (loss) per share from discontinued operations	$-	$(0.01)	$0.01	$(0.01)
Net income (loss) per share	$(0.00)	$(0.01)	$0.00	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,137,345	20,592,505	24,127,561	19,690,829

The accompanying notes are an integral part of these financial statements.

Smack Sportswear
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(80,257)	$(107,066)
Adjustments to reconcile net income to net cash from operating activities:
Fair value of common stock issued for services to former officers	12,000	-
Changes in operating assets and liabilities:
Prepaid expense	(6,875)	-
Accounts payable and accrued liabilities	12,420	15,085
Net cash used in operating activities from continuing operations	(62,712)	(91,981)
Net cash used in operating activities from discontinued operations	-	(24,064)
Net cash used in operating activities	(62,712)	(116,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes payable – related party	-	20,000
Repayment of notes payable – related party	-	(3,800)
Proceeds from issuance of common stock	-	195,000
Proceeds from notes payable	66,613	-
Repayment of notes payable	(3,901)	-
Net cash provided by financing activities from continuing operations	62,712	211,200
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	62,712	211,200

Net increase (decrease) in cash and cash equivalents	-	95,155
Cash and cash equivalents - beginning of period	-	824
Cash and cash equivalents - end of period	$-	$95,979

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Gain from sale of discontinued operations	$132,900	$-
Shares issued for debt	$222,794	$-

The accompanying notes are an integral part of these financial statements.

SMACK SPORTSWEAR AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2015

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements of Smack Sportswear, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the period ended December 31, 2015, the Company incurred a net loss from continuing operations of $80,257 and cash used in operating activities was $62,712, and as of that date, is delinquent in payments of $58,078 for accounts payable and $271,398 for payroll and sales taxes. As of December 31, 2015, the Company had a working capital deficiency of $763,052 and a shareholders’ deficit of $763,052. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended June 30, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended December 31, 2015, the Company raised $66,613 from an investor to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As at December 31, 2015, the balances reported for cash and accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Loss per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2015 and 2014, as there are no potential shares outstanding that would have a dilutive effect.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consist of the following as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Loan payable – related party (a)	$-	$3,901
Unsecured promissory note due to related party (b)	120,000	150,000
Unsecured promissory note due to related party (c)	120,000	150,000
	240,000	303,901
Less: current portion	240,000	(153,901)
Long-term portion	$-	$150,000

(a) As of June 30, 2015, the Company had a loan payable due to a family member of the former CEO in the amount of $3,901. During the period ended December 31, 2015, the $3,901 balance was repaid and no amount was owed under the agreement as of December 31, 2015.

(b) In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. On October 30, 2015, $30,000 principal and $25,039 interest were converted into 1,375,975 shares of the Company’s common stock. As at December 31, 2015 and June 30, 2015, the outstanding balance of the note was $120,000 and 150,000, respectively. The outstanding principal amount and all accrued and unpaid interest is due by December 2016.

(c) In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000 at an interest rate of 10 percent per year. On October 30, 2015, $30,000 principal and $24,754 interest were converted into 1,368,872 shares of the Company’s common stock. As at December 31, 2015 and June 30, 2015, the outstanding balance of the note was $120,000 and 150,000, respectively. The outstanding principal amount and all accrued and unpaid interest is due by January 2016.

During the period ended December 31, 2015 and 2014, the Company incurred $14,121 and $15,085, respectively, of interest expense relating to the unsecured promissory notes. The total amount of accrued interest payable relating to those notes at December 31, 2015 and June 30, 2015 was $6,201 and $39,684, respectively.

NOTE 4 – NOTE PAYABLE

In August 2015, the Company entered into an unsecured promissory note agreement with an individual. The agreement allows for the Company to borrow up to $66,613 at an interest rate of 10 percent per year. The outstanding balance under the agreement at December 31, 2015 was $66,613. During the period ended December 31, 2015, the Company incurred $2,189 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest is due by August 2016.

NOTE 5 – DISCONTINUED OPERATIONS

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

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported, and has reflected a gain on discontinued operations of $132,900 as at December 31, 2015 relating to the extinguishment of amounts due the former officer.

Revenue and expenses related to the discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2014	2014
Sales	$298,187	$352,221
Cost of Goods Sold	190,869	218,232
Gross Profit	107,318	133,989
Selling, general and administrative costs	263,481	381,557
Loss from operations	$(156,163)	$(247,568)

NOTE 6 – DUE TO FORMER SHAREHOLDER AND OFFICER

As mentioned in Note 5, on July 27, 2015, the Company entered into an Asset Purchase agreement with the former CEO to sell to him the remaining assets of the Company that related to this business line. The purchase price of the assets sold was $132,900, which was paid by the cancellation of indebtedness owed by the Company to the former CEO. As at December 31, 2015 and June 30, 2015, the Company owed $0 and $132,900 to this former CEO, respectively.

During the period ended December 31, 2015, an officer of the Company provided administrative service of $12,000 to the Company. During the period ended December 31, 2015, the Company settled $100,000 unpaid compensation with its officer by issuance of 2,500,000 common shares. As at December 31, 2015 and June 30, 2015, the Company owed $0 and $88,000 unpaid compensation to this officer, respectively.

During the period ended December 31, 2015, the Company settled $25,000 unpaid compensation with its former officer by issuance of 625,000 common shares. As at December 31, 2015 and June 30, 2015, the Company owed $0 and $25,000 unpaid compensation to this officer, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. The Company's sole officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

On January 15, 2016, the Company, Almost Never, and the Almost Never shareholders, Danny Chan and Derek Williams, entered into the Exchange Agreement.

Pursuant to the Exchange Agreement, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock to the Almost Never Shareholders in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never. As a result of the Share Exchange, Almost Never became the Company’s wholly-owned subsidiary, and the Almost Never Shareholders acquired a controlling interest in the Company. Each holder of Series A Convertible Preferred Stock of the Company may convert such shares of Series A Convertible Preferred Stock of the Company into fully paid, non-assessable shares of Common Stock of the Company at a conversion rate calculated by multiplying the number of shares of Series A Convertible Preferred Stock of the Company to be converted by one hundred (100).

Holders of Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and are entitled to such number of votes as is equal to the number of shares of the Common Stock of the Company into which such shares of Series A Convertible Preferred Stock are convertible. The Certificate of Designation of the Company’s Series A Convertible Preferred Stock was filed with the Secretary of State of Nevada on January 15, 2016.

Almost Never is an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

At the closing of the Share Exchange:

•	1,000,000 shares of our Series A Convertible Preferred Stock were issued to the Almost Never Shareholders on a pro rata basis in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never;
•	each Almost Never Shareholder received 500,000 shares of our Series A Convertible Preferred Stock, and each share of Series A Convertible Preferred Stock of the Company is convertible, at the option of the holder, into 100 shares of our Common Stock; and
•	the 27,621,237 shares of our Common Stock issued and outstanding immediately prior to the Share Exchange, now only reflect approximately 20% of the voting rights our outstanding Common Stock as a result of the Share Exchange.

 Immediately after the Share Exchange, the two Almost Never Shareholders have voting power equal to approximately 80% of the voting power of the Company.

Other than the Series A Convertible Preferred Stock issued in the Share Exchange, no other securities are convertible into or exercisable or exchangeable for our Common Stock (including options or warrants) are outstanding.

The issuance of Series A Convertible Preferred Stock to the two Almost Never Shareholders in connection with the Share Exchange was not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

At the date of these financial statements, this deal was still in the due diligence process. The Exchange Agreement contains customary representations and warranties, pre-and post-closing covenants of each party and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2015 and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on September 28, 2015.

This Quarterly Report on Form 10-Q for the period ended December 31, 2015 contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2015 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “project,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and industry and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Recent Development and the Share Exchange

On January 15, 2016, pursuant to the share exchange agreement, among Smack Sportswear (the “Company”, “we,” “our” or “us”), Almost Never Films Inc. (“ANF”), an Indiana corporation, and the two shareholders of ANF (the “ANF Shareholders”), we issued to the ANF Shareholders, 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF (the “Share Exchange”). As a result of the Share Exchange, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective January 15, 2016.

All references to "ANF" shall mean and refer to ANF prior to the Share Exchange and to the Company as well as to the business of ANF (constituting our only business) after the Share Exchange as required by the context.

As part of Share Exchange, Doug Samuelson, our sole officer prior to the Share Exchange, resigned as Interim Chief Executive Officer and Chief Financial Officer of the Company and Danny Chan was elected as our new Chief Executive Officer, new Chief Financial Officer and a director on our board of directors (the “Board”), and Derek Williams was elected as our Chief Operating Officer. Mr. Chan and Mr. Williams held the same executive office positions at ANF prior to the Share Exchange. Effective February 12, 2016, which was ten (10) days after the filing and distribution of an Information Statement on Schedule 14f-1 by the Company, Mr. Williams became a director on our Board, and Doug Samuelson resigned as a director on our Board.

The parties have taken all actions necessary to ensure that the Share Exchange is treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

We continue to be a "smaller reporting company" and a “shell company,” each, as defined under the Securities and Exchange Act of 1943, as amended (the “Exchange Act”), following the Share Exchange.

Organizational History

The Company is a Nevada corporation incorporated in October 2007. Subsequent to June 30, 2015, the Company ceased its operations relating to the manufacturing and sales of sportswear. As of the period ended December 31, 2015, the Company did not engage in any business activities and focused its efforts on seeking a business entity for the merger of that target company into the Company.

On November 9, 2015, the Company entered into a letter of intent with ANF, to acquire ANF.  On January 15, 2016, the Company acquired ANF by issuing to the two ANF Shareholders 1,000,000 shares of the Company’s Series A Convertible Preferred Stock in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF. ANF is an Indiana corporation, and a film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range. As a result of this transaction, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective January 15, 2016. See “—Recent Development and the Share Exchange” for additional information.

Current Plan of Operations

As a result of the Share Exchange, effective January 15, 2016, we became a film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

During the next 12 months, we estimate that we will need a minimum of $150,000 to utilize for development of scripts, $50,000 for travel related expenses and $95,000 for costs associated with operating as a public company, including legal and accounting fees.

If we are not successful and do not commence operations as planned, we estimate that we will need no less than $25,000 for working capital and $95,000 for costs associated with operating as a public company, including legal and accounting fees.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Results of Operations

Results of Operations for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenue

There was no revenue from continuing operations for the three months ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended December 31, 2015 and 2014 was $11,524 and $47,682, respectively. The decrease in G&A expenses of $36,158 was due primarily to the Company reducing its accounting and legal expenses. The Company’s G&A expenses for the three months ended December 31, 2015 and 2014 primarily consisted of professional service expenses relating to the Company's quarterly review of the financial statements and legal services.

Other Expenses

Other expense consists of interest expense. Interest expense for the three months ended December 31, 2015 and 2014 was $7,945 and $7,562, respectively, relating to the promissory notes payable.

Net Loss

Our net loss for the three months ended December 31, 2015 and 2014 was $19,469 and $211,407, respectively. The difference in net loss in 2015 as compared to the net loss in 2014 was primarily related to the Company’s discontinued operations.

Results of Operations for the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Revenue

There was no revenue for the six months ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended December 31, 2015 and 2014 was $63,947 and $91,981, respectively. The decrease in G&A expenses of $28,034 was due primarily to the Company reducing its accounting and legal expenses. The Company’s G&A expenses for the six months ended December 31, 2015 and 2014 primarily consisted of professional service expenses relating to Company's audit of the financial statements, income tax services return, and legal services.

Other Expenses

Other expense consists of interest expense. Interest expense for the six months ended December 31, 2015 and 2014 was $16,310 and $15,085, respectively, relating to the promissory notes payable.

Net Income (Loss)

Our net income for the six months ended December 31, 2015 was $52,643. Our net loss for the six months ended December 31, 2014 was $354,634. The increase in net income of $407,277 was due primarily to the gain from discontinued operations of $132,900 and loss from discontinued operations of $247,568 for the 6 months ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2015, the Company had a cash balance of $0. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of the date of this Quarterly Report on Form 10-Q, the Company has a promissory note payable to a shareholder with an outstanding principal balance of $120,000 plus accrued interest which, was due on January 31, 2016, is past due and payable.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2015, the Company incurred a net loss from continuing operations of $80,257 and cash used in operating activities was $62,712, and as of that date, is delinquent in payments of $58,078 for accounts payable and $271,398 for payroll and sales taxes. As of December 31, 2015, the Company had a working capital deficiency of $763,052 and a shareholders’ deficit of $763,052. Furthermore, on July 27, 2015, the Company sold substantially all of its assets and business operations to a former officer. As a result, the Company’s operations since that date have ceased. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the six months ended December 31, 2015, the Company raised $66,613 notes payable from an investor to pay past obligations and to allow the Company to continue operating in its shell. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

As of December 31, 2015 and June 30, 2015, we had prepaid expenses of $6,875 and $0, respectively, and working capital deficit of $763,052 and $900,489, respectively.  The decrease in working capital deficit of $137,437 was primarily due to amounts due from former shareholder and officer were converted to equity during the six months ended December 31, 2015.

Net cash used in operating activities was $62,712 for the six months ended December 31, 2015, compared to $116,045 for the six months ended December 31, 2014. The net cash used in operating activities for the six months ended December 31, 2015 primarily related to cash paid for general and administrative expenses, interest expense, and the decrease in accounts payable and accrued liabilities. The decrease of $53,333 in net cash used in operating activities in the current period was primarily due to the net cash used from discontinued operations for the six months ended December 31, 2014.

There were no cash flows used in investing activities for the six months ended December, 2015 and December 31, 2014.

Net cash flows provided by financing activities was $62,712 for the six months ended December 31, 2015, as compared to $211,200 for the six months ended December 31, 2014.  For the six months ended December 31, 2015, the Company raised $66,613 from a promissory note payable from an individual. The outstanding principal amount and all accrued and unpaid interest of said promissory note is due by August 2016. The decrease in net cash flows provided by financing activities in the current period was primarily due to cash provided from discontinued operations for the six months ended December 31, 2014.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of debt and our offering of shares of common stock together with revenue from operations are currently sufficient to fund our operating expenses, we anticipate we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Off-balance sheet arrangements
During the six months ended December 31, 2015, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).
Recent accounting pronouncements
See Note 2 “Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and accounting changes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000. During the three months ended December 31, 2015, $30,000 principal and $25,039 interest were converted into 1,375,975 shares of the Company’s common stock. As of December 31, 2015 and June 30, 2015, the outstanding balance of the note was $120,000 and 150,000, respectively. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering.

In February 2014, the Company entered into an unsecured promissory note agreement with a shareholder. The agreement allows for the Company to borrow up to $150,000. During the three months ended December 31, 2015, $30,000 principal and $24,754 interest were converted into 1,368,872 shares of the Company’s common stock. As of December 31, 2015 and June 30, 2015, the outstanding balance of the note was $120,000 and 150,000, respectively. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Certificate of Designation of Series A Convertible Preferred Stock +
10.1	Share Exchange Agreement dated January 15, 2016 by and among Smack Sportswear, Almost Never Films Inc., and the Shareholders of Almost Never Films Inc. +
10.2	Promissory Note, by and between Smack Sportswear and Natalia Lopera, entered into on August 20, 2015.
10.3	Promissory Note, by and between Smack Sportswear and Frank Gillen, entered into on February 1, 2014.
10.4	Addendum to Promissory Note dated February 1, 2014, by and between Smack Sportswear and Frank Gillen, entered into on February 12, 2014.
10.5	Promissory Note, by and between Smack Sportswear and Bill Kotlar, entered into on February 1, 2014.
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
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

+ *
Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 20, 2016.
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMACK SPORTSWEAR

Date: February 16, 2016	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)