Form 10-Q
period 2016-03-31
Almost Never Films Inc.
filed 2016-05-16
CIK 1422768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ALMOST NEVER FILMS INC.
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

The number of shares of registrant’s common stock outstanding as of May 13, 2016 was 177,341,237.

FORM 10-Q
ALMOST NEVER FILMS INC.
(F/K/A SMACK SPORTSWEAR)
March 31, 2016

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 8-K which was filed with the SEC on January 20, 2016 (the "Super 8-K"), in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

INTRODUCTORY STATEMENT

On January 15, 2016, pursuant to the share exchange agreement, among Almost Never Films Inc. f/k/a Smack Sportswear (the “Company”, “we,” “our” or “us”), Almost Never Films Inc. (“ANF”), an Indiana corporation, and the two shareholders of ANF (the “ANF Shareholders”), we issued to the ANF Shareholders, 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF (the “Share Exchange”). As a result of the Share Exchange, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective January 15, 2016.

The Share Exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. ANF is deemed to be the acquirer for accounting purposes. As a result of the reverse acquisition, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Share Exchange will be those of ANF and will be recorded at the historical cost basis of ANF, and the combined financial statements after completion of the Share Exchange include the assets and liabilities of ANF, historical operations of ANF, and operations of ANF from the closing date of the share exchange, January 15, 2016.

Unless the context indicates otherwise, as used in this Form 10-Q, references to "we," "us," "our" and similar words refer to Almost Never Films Inc., and references to ANF relate to Almost Never Films Inc. prior to the completion of the reverse acquisition.

PART I. FINANCIAL INFORMATION

ITEM I.                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Almost Never Films Inc.
fka Smack Sportswear
Condensed Consolidated Balance Sheet
(Unaudited)

March 31, 2016
ASSETS
Current Assets
Cash	$53,203
Prepaid expense	5,000
Total Current Assets	58,203
TOTAL ASSETS	58,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$166,040
Payroll taxes and sales taxes payable	271,398
Note payable	66,613
Other payables	37,061
Total Current Liabilities	541,112

COMMITMENTS AND CONTINGENCIES (NOTE 6)	-

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized;
Series A voting preferred stock, 2,000,000 shares authorized;
No shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
181,957,623 shares issued and outstanding	181,958
Common stock subscribed	5,750
Stock subscription receivable	(115,000)
Additional paid-in capital	240,398
Accumulated deficit	(796,015)
Total Stockholders’ Deficit	(482,909)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,203

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc.
fka Smack Sportswear
Condensed Consolidated Statements of Operations
(Unaudited)

		July 8, 2015
	Three Months Ended	(Inception) to
	March 31,	March 31,
	2016	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	9,627	11,550
Professional fees	30,175	33,675
Total Operating Expenses	39,802	45,225

LOSS FROM OPERATIONS	(39,802)	(45,225)

OTHER EXPENSE
Interest expense	(4,990)	(4,990)
Loss on debt settlement	(745,800)	(745,800)
	(750,790)	(750,790)

LOSS BEFORE INCOME TAXES	(790,592)	(796,015)

Provision for income taxes	-	-

NET LOSS	$(790,592)	$(796,015)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	68,330,516	22,611,189

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc.
fka Smack Sportswear
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

					Common		Additional		Total
	Preferred Stock		Common Stock		Stock	Subscription	Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Subscribed	Receivable	Capital	Deficit	Equity (Deficit)

Balance - July 8, 2015	-	$-	-	$-	$-	$-	$-	$-	$-
Preferred stock issued for cash	1,000,000	-	-	-	-	-	10,000	-	10,000
Recapitalization	-	-	27,987,623	27,988	-	-	(804,282)	-	(776,294)
Preferred stock converted to common stock	(1,000,000)	-	100,000,000	100,000	-	-	(100,000)	-	-
Common stock issued for cash	-	-	4,250,000	4,250	-	-	80,750	-	85,000
Common stock issued for debt	-	-	49,720,000	49,720	-	-	944,680	-	994,400
Common stock subscribed	-	-	-	-	5,750	(115,000)	109,250	-	-
Net loss	-	-	-	-	-	-	-	(796,015)	(796,015)
Balance - March 31, 2016	-	$-	181,957,623	$181,958	$5,750	$(115,000)	$240,398	$(796,015)	$(482,909)

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc.
fka Smack Sportswear
Condensed Consolidated Statement of Cash Flows
(Unaudited)

July 8, 2015
(Inception) to
March 31,
2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(796,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt settlement	745,800
Changes in operating assets and liabilities:
Prepaid expense	1,566
Accounts payable and accrued liabilities	6,852
Net cash used in operating activities	(41,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	85,000
Proceeds from preferred share issuance	10,000
Net cash provided by financing activities	95,000

Net increase in cash and cash equivalents	53,203
Cash - beginning of period	-
Cash end of period	$53,203

Supplemental Cash Flow Disclosures
Cash paid for interest	$-
Cash paid for income taxes	$-

Non-Cash Investing and Financing Activity:
Net liabilities assumed in recapitalization	$(776,294)
Common stock issued for note payable	$248,600
Stock subscription receivable	$(115,000)
Preferred stock converted to common stock	$100,000

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc.
fka Smack Sportswear
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements of Almost Never Films Inc. (“Almost Never”) and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2015.

Nature of the Business

The Company was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

Share Exchange and Recapitalization

On January 15, 2016, Smack entered into a share exchange agreement with Almost Never Films Inc., a private company incorporated in Indiana on July 8, 2015, and its two shareholders, Danny Chan and Derek Williams.

Pursuant to the agreement, Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to Mr. Chan and Mr. Williams in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana). As a result of the share exchange, Almost Never Films Inc. (Indiana) became Smack’s wholly-owned subsidiary, and Mr. Chan and Mr. Williams acquired a controlling interest in the Company.

The share exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $782,860, respectively. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Almost Never Films Inc. (Indiana)  and will be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange include the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana)  from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since the reverse acquisition.

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 200,000,00 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

The new symbol of the Company is HLWD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the period from July 8, 2015 to March 31, 2016, the Company incurred a net loss from continuing operations of $796,015 and cash used in operating activities was $41,797. As of that date, the Company is delinquent in payments of $58,078 for accounts payable and $271,398 for payroll and sales taxes. As of March 31, 2016, the Company had a working capital deficiency of $482,909 and an accumulated deficit of $796,015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended March 31, 2016, the Company raised $95,000 from investors to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Fair Value of Financial Instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As at March 31, 2016, the balances reported for cash and accounts payable and accrued expenses approximate their fair value because of their short maturities. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding balance under the agreement at March 31, 2016 was $66,613. During the period ended March 31, 2016, the Company incurred $3,850 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest is due by August 2016.

NOTE 4– DUE TO FORMER SHAREHOLDER AND OFFICER

On January 15, 2016, $240,000 short-term loans due to two former shareholders and officers of Smack were assumed by the Company during the recapitalization. On March 8, 2016, the Company issued 49,720,000 shares of the Company’s common stock, with a fair value of $0.02 per share, in exchange for the cancellation of the above loans and accrued interest of $8,600, which resulted in a loss on loan settlement of $745,800.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company has 5,000,000 authorized preferred shares with no par value.

Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to the Mr. Chan and Mr. Williams in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana), with a value of $10,000.

On March 4, 2016, all 1,000,000 preferred shares were converted into 100,000,000 common shares.

There were no shares of preferred stock issued and outstanding as of March 31, 2016.

Common Stock

Prior to January 15, 2016, there were 27,987,623 common shares issued to shareholders of Smack. These 27,987,623 common shares were considered new issuance as part of the reverse acquisition.

During the period from July 8, 2015 to March 31, 2016, the Company issued 4,250,000 common shares for cash in the amount of $85,000 and 49,720,000 common shares to settle notes payable and accrued interest of $248,600.

In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000, of which $85,000 was received by the Company prior to March 31, 2016 and $115,000 was recorded as stock subscription receivable.

There were 181,957,623 shares of common stock issued and outstanding as of March 31, 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. The Company's officers have provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

The Company received $50,000 of stock subscription receivable in May 2016.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Share Exchange

On January 15, 2016, pursuant to the share exchange agreement, among Almost Never Films Inc. (f/k/a Smack Sportswear), a Nevada corporation (the “Company”, “we,” “our” or “us”), Almost Never Films Inc., an Indiana corporation (“ANF”), and the two shareholders of ANF (the “ANF Shareholders”), we issued to the ANF Shareholders, an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), par value $0.001 per share in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF (the “Share Exchange”). As a result of the Share Exchange, ANF became our wholly-owned subsidiary, and our business became the business of ANF, effective January 15, 2016.

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

Under accounting principles generally accepted in the United States of America ("GAAP"), the acquisition by us of ANF is considered to be a capital transaction in substance, rather than a business combination. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, ANF.  As a result, the comparable financial statements for prior period will be the financial statements of ANF. The parties have taken all actions necessary to ensure that the Share Exchange is treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

On February 29, 2016, our corporate name was changed from “Smack Sportswear” to “Almost Never Films Inc.”  On March 2, 2016, the Company’s OTCQB trading symbol was changed from “SMAK” to “HLWD”.

On March 4, 2016, the ANF Shareholders converted all 1,000,000 shares of our Series A Convertible Preferred Stock into an aggregate of 100,000,000 shares of common stock of the Company. Following these conversions, no shares of Series A Convertible Preferred Stock were outstanding.

We continue to be a "smaller reporting company" and a “shell company,” each, as defined under the Securities and Exchange Act of 1943, as amended (the “Exchange Act”), following the Share Exchange.

Organizational History

We are a Nevada corporation incorporated on October 31, 2007 under the name Reshoot Production Company.  Our corporate name was changed to Smack Sportswear on December 15, 2011 and Almost Never Films Inc. on February 29, 2016. Subsequent to June 30, 2015, the Company ceased its operations relating to the manufacturing and sales of sportswear.

On January 15, 2016, the Company acquired ANF, a film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range. As a result of this transaction, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective January 15, 2016. See “—The Share Exchange” for additional information.

Current Plan of Operations

As a result of the Share Exchange, effective January 15, 2016, we became a film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

During the next 12 months, we estimate that we will need a minimum of $200,000 to utilize for development of scripts, $10,000 for travel related expenses and $95,000 for costs associated with operating as a public company, including legal and accounting fees.

If we are not successful and do not commence operations as planned, we estimate that we will need no less than $25,000 for working capital and $95,000 for costs associated with operating as a public company, including legal and accounting fees.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.
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

Results of Operations

For the three months ended March 31, 2016

During the three months ended March 31, 2016, the Company had no revenue and incurred $9,627 on general and administrative expenses and $30,175 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the three months ended March 31, 2016, the Company incurred interest expenses of $4,990, relating to promissory notes payable.

During the three months ended March 31, 2016, the Company settled promissory notes payable and accrued interest totaling $248,600 in exchange for 49,720,000 common shares with a fair market value of $0.02 per share, resulting in a loss on debt settlement of $745,800.

Net Loss

The Company’s net loss for the three months ended March 31, 2016 was $790,592.

Period from July 8, 2015 (inception) to March 31, 2016.

During July 8, 2015 (inception) to March 31, 2016, the Company had no revenue and incurred $11,550 on general and administrative expenses and $33,675 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During July 8, 2015 (inception) to March 31, 2016, the Company incurred interest expenses of $4,990, relating to promissory notes payable.

During July 8, 2015 (inception) to March 31, 2016, the Company settled promissory notes payable and accrued interest totaling $248,600 in exchange for 49,720,000 common shares with a fair market value of $0.02 per share.

Net Loss

The Company’s net loss from July 8, 2015 (inception) to March 31, 2016 was $796,015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2016, we had a cash balance of $53,203.  We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the period from July 8, 2015 (inception) to March 31, 2016, the Company incurred a net loss from continuing operations of $796,015 and cash used in operating activities was $41,797, and as of that date, is delinquent in payments of $58,078 for accounts payable and $271,398 for payroll and sales taxes. As of March 31, 2016, the Company had a working capital deficiency of $482,909 and a shareholders’ deficit of $796,015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended March 31, 2016, the Company raised $95,000 from investors to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

As of March 31, 2016, we had prepaid expenses of $5,000 and working capital deficit of $482,909.  The working capital deficit was primarily due to net liabilities assumed in the recapitalization.

Net cash used in operating activities was $41,797 from July 8, 2015 (inception) to March 31, 2016, primarily related to payment of professional fees.

There were no cash flows used in investing activities from July 8, 2015 (inception) to March 31, 2016.

Net cash flows provided by financing activities was $95,000 from July 8, 2015 (inception) to March 31, 2016 from investors to pay past obligations and to allow the Company to continue operating in its shell status

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of debt and our offering of shares of common stock is currently sufficient to fund our operating expenses, we anticipate we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Off-balance sheet arrangements

During July 8, 2015 to March 31, 2016, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent accounting pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements.  The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2016, all of the holders of shares of Series A Convertible Preferred Stock of Almost Never Films Inc. (the “Company”) notified the Company of their intention to convert their Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), par value $0.001 per share of the Company into common stock (“Common Stock”), par value $0.001 per share of the Company pursuant to the terms of the Certificate of Designation of the Series A Convertible Preferred Stock. The Company issued an aggregate of 100,000,000 shares of Common Stock pursuant to the conversion notices. Following the conversions, no shares of Series A Convertible Preferred Stock were outstanding. The foregoing issuances described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

On March 8, 2016, the Company executed a Stock Purchase Agreement with a shareholder. Pursuant to the Stock Purchase Agreement, the Company sold, and said shareholder purchased, an aggregate of 49,720,000 shares of the Company’s Common Stock at a price of $0.005 per share in exchange for the cancellation of and discharge of certain promissory notes issued by the Company and payable to said shareholder. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

In March 2016, the Company entered into three share purchase agreements with three investors pursuant to which the Company will sell 10,000,000 common shares at $0.02 per share for total proceeds of $200,000, of which $85,000 was received by the Company prior to March 31, 2016 and $115,000 was recorded as stock subscription receivable. These shares have not yet been issued. The issuance of these shares will be exempt under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Company	SB2	333-148510	3.1	1/7/2008
3.2	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.2	4/13/2012
3.3	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.1	2/29/2016
3.4	Bylaws of the Company	SB2	333-148510	3.2	1/7/2008
4.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	000-53049	4.1	1/18/2016
10.1	Share Exchange Agreement dated January 15, 2016 by and among SMACK Sportswear, Inc., Almost Never Films Inc., and the Shareholders of Almost Never Films Inc.	8-K	000-53049	2.1	1/18/2016
10.2	Stock Purchase Agreement by and between the Company and Frank Gillen, dated March 8, 2016	8-K	000-53049	99.1	3/9/2016
10.3	Stock Purchase Agreement by and between the Company and William R. Kruse, dated 9, 2016					X
10.4	Stock Purchase Agreement by and between the Company and Chu Wai Hung, dated March 9, 2016					X
10.5	Stock Purchase Agreement by and between the Company and William Kotler, dated March 9, 2016					X
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

101.INS
XBRL Instance Document.*
XBRL Taxonomy Extension Schema.*
XBRL Taxonomy Extension Calculation Linkbase.*
XBRL Taxonomy Extension Definition Linkbase.*
XBRL Taxonomy Extension Label Linkbase.*
XBRL Extension Presentation Linkbase.*

101.SCH
101.CAL
101.DEF
101.LAB
101.PRE

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: May 16, 2016	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)