Form 10-K
period 2016-06-30
Almost Never Films Inc.
filed 2016-10-07
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-53049

ALMOST NEVER FILMS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13636 Ventura Blvd. #475, Sherman Oaks, CA	91423
(Address of principal executive offices)	(Zip Code)

(213) 296-3005

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 was $676,111.34 based on a $0.0285 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of registrant’s common stock outstanding as of October 4, 2016 was 177,707,623

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward- looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.

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

Business Development

SMACK Sportswear (“SMACK or the Company”) was originally incorporated in Nevada in October 2007. Through June 30, 2016, we were a manufacturer and seller of performance and lifestyle based indoor and sand volleyball apparel and accessories. As of July 31, 2015 we completed the disposition of certain assets of the Company to William Sigler, a former director of the Company; in connection with said transactions Mr. Sigler resigned and agreed to sell all his shares of common stock in the Company. As a result of the sale of certain inventory from the Company to Mr. Sigler, the Company is now considered a “shell company” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

The share exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Almost Never Films Inc. (Indiana)  and will be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange include the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana)  from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since the reverse acquisition.

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 200,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2016.

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

In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000. As of June 30, 2016, $135,000 was received by the Company and $65,000 was recorded as stock subscription receivable.

Criteria

We are a film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

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

The share exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Almost Never Films Inc. (Indiana)  and will be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange include the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana)  from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since the reverse acquisition.

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 200,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

We continue to be a "smaller reporting company," as defined under the Exchange Act, following the Share Exchange. We continue to be a “shell company”, as defined under the Exchange Act, following the Share Exchange.

History

As described above, we were incorporated in Nevada in October 2007 under the name SMACK Sportswear under which we manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. As a result of the sale of certain inventory from the Company to Mr. Sigler in July 2015, the Company became a “shell company” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). As a result of the Share Exchange, we acquired the proposed business of Almost Never.

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also changed the Company’s OTCQB trading symbol to "HLWD".

We currently have authorized 205,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 177,707,623 shares of our Common Stock are issued and outstanding and 10,000,000 common stocks subscribed.

On March 4, 2016, all 1,000,000 preferred shares were converted into 100,000,000 common shares. In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000 As of June 31, 2016, $135,000 was received by the Company and $65,000 was recorded as stock subscription receivable.

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

After the Share Exchange, our principal executive office is now located at 13636 Ventura Blvd #475, Sherman Oaks, CA 91423.

Our Business

We are an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

Our proposed business is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. We intend to acquire or license rights to materials upon which we believe motion pictures can be based (screenplays, books, short stories etcetera, which are referred to within the entertainment industry as the “underlying property”). We may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular underlying property.

If we are satisfied with the creative state of the underlying property, we then intend to make offers to directors and/or actors, to perform services in connection with a particular motion picture based on that underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography.

If a director or actors accepts one of our offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), we may then approach third party financiers seeking financing as well as distribution for the potential motion picture.  Another approach that we may take is to contact the financiers first, seeking first to produce the film, and then with a finished (or nearly finished) motion picture product, obtain distribution for the picture.

Motion Picture Property Acquisition Process

Our acquisition process is the process by which we intend to acquire or license “underlying properties”. In turn, we expect to use those properties to attract creative talent (including writers, actors and directors) to the potential motion picture project. If successful, we will then grant or license out those rights to third party financiers of motion pictures, who will then contract with the creative talent we have attracted to the property as well as finance, produce and distribute/exploit the motion picture.

Almost Never Feature Film Production

Our initial primary involvement with feature film production is in the area of the development of “underlying properties”.  We intend to engage third parties to produce, finance and exploit/distribute the motion picture “packages” we put together. We may also provide production expertise (i.e. “production services”) to the third party producer and/or financier of the motion picture in question. If we do provide production expertise, we, or members of our executive team, Danny Chan and Derek Williams, may be credited as “producers” or “executive producers” of the particular film in question. We expect to primarily derive our income from producer fees, consulting and service fees as well as our participation in the profits of the various pictures produced by third parties, that were developed and/or “packaged” by us.

Our feature film strategy generally is to perform production services, develop and/or produce feature films when the production budgets for the films are expected to be entirely or substantially covered by a third party. In this way, we believe our risk is, by in large, only the capital required, if any, to develop and package the motion picture project. The entirety of the production budget, as well as any costs associated with distributing and/or exploiting the motion pictures in question, will be expected to be borne by a third party or parties who have the resources and expertise to produce and/or distribute motion pictures.

Distributing Almost Never Motion Pictures

Currently, we do not intend to directly distribute motion pictures. Instead, when we seek financing for our motion picture “packages,” the distribution rights are often obtained by the financier as collateral for their investment; in other words, third parties purchase the world-wide exploitation and distribution rights to a motion picture for the cost it takes to produce the motion picture.

Foreign Markets

In general, a very important portion of the financing for “independent” (i.e., not produced by a major studio or one of their subsidiaries) motion pictures comes from the “foreign markets” (i.e., those markets outside of the United States and English-speaking Canada). With respect to productions we are associated with, the third party financier owns and/or controls the production rights and uses these rights as collateral or purchases the rights outright in connection with the funding of the pictures we develop.

Profit Participation

Our profit participation in motion picture projects will be determined by a calculation that assumes that all “negative costs” (production costs) of the picture (including, but not limited to, costs for development, principal photography and post-production) and “distribution expenses” (including, but not limited to, costs for marketing the film at various international film markets as well as costs associated with the delivery of the film and the physical elements to the various licensees of the film) are recovered by the financier plus interest thereon. After repayment of all negative costs, distribution expenses and interest thereon, the financier/distributor will charge a “distribution fee” (often a percentage of the gross income) for performing any sales or distribution services in connection with the picture.  Following the payment of distribution fees and other costs, any amounts payable to creative elements that are contingent compensation (including, but not limited to, deferred compensation and bonuses) are paid to those third parties. Any money remaining is considered net profits from which profit participation is derived.

Competition

The motion picture industry is intensely competitive.  In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, pay television systems, and online streaming media companies such as Netflix, Hulu, and Amazon Prime.  Virtually all of our competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. Our competitors range from small independent producers to well financed established film studios, particularly, major U.S. film studios.

Intellectual Property

We believe that intellectual property will be material to our business and we will expend cost and effort in an attempt to develop and protect our intellectual property and to maintain compliance vis-à-vis other parties' intellectual property. Our ability to protect and enforce our intellectual property rights is subject to certain risks. Enforcement of intellectual property rights is costly and time consuming.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We cannot offer any assurances that we will prevail in any intellectual property dispute.

Industry Background

The Feature Film Industry. The feature film industry encompasses the development, production and exhibition of feature-length motion pictures and their subsequent distribution in the online, DVD, television, video on demand and other ancillary markets.  The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including Universal Pictures, Warner Bros Entertainment (also known as Warner Bros. Studios, Inc., Warner Bros. Pictures, Inc. commonly called Warner Bros., or simply WB) including subsidiaries New Line Cinema and Castle Rock Entertainment & DC Entertainment, Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tristar Pictures), Paramount Pictures, Walt Disney Studios, MGM Holdings and Lions Gate Entertainment.  In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

Independent Feature Film Production and Financing. Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the "blockbuster" product produced by the major studios.  They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios' operations.  Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $25 million.  Generally, independent producers do not maintain significant infrastructure.  They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis.  Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow.  They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

Independent Feature Film Distribution.  Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as the DVD, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities and rely instead on pre-sales to North American and international distributors.  Generally, the local distributor will acquire distribution rights for a motion picture in one or more of the aforementioned distribution channels from an independent producer.  The local distributor will agree to advance the producer a non-refundable minimum guarantee.  The local distributor will then generally receive a distribution fee of between 20% and 35% of receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage (generally 40% to 50%) of the box-office receipts for the exhibition period, depending upon the success of the motion picture.

Government Regulation

The Company is not currently subject to any direct government regulations, other than the securities laws and the regulations thereunder applicable to all publicly owned companies and laws and regulations applicable to general businesses.  It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could affect the Company's operations.  Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects.  If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the Company.

Employees

The Company currently has no employees. Danny Chan, our Chief Executive Officer and Chief Financial Officer, and Derek Williams, our Chief Operating Officer, will operate the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not have a principal office, but maintains a mailing address at 13636 Ventura Blvd #475, Sherman Oaks, CA 91423.

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “HLWD”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
September 30, 2016	$0.04	$0.01
June 30, 2016	$0.03	$0.03
March 31, 2016	$0.07	$0.07
December 31, 2015	$0.23	$0.19
September 30, 2015	$0.11	$0.11
June 30, 2015	$0.10	$0.08
March 31, 2015	$0.19	$0.18
December 31, 2014	$0.03	$0.03
September 30, 2014	$0.09	$0.09

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 3, 2016, we have approximately 79 registered shareholders holding 177,707,623 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2016, the Company sold 10,000,000 shares of its common stock. Total gross proceeds were $200,000, of which $135,000 has been received, and $65,000 has been recorded as a subscription receivable. The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in the exhibits to this Report. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" commencing on page 17 above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company's actual results and plans could differ materially from those anticipated in these forward-looking statements as a result of several factors, some of which cannot be anticipated or predicted. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

As a result of the Share Exchange and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Almost Never, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

Upon the completion of the Share Exchange, Almost Never became a wholly-owned subsidiary of the Company. All references to "Almost Never" shall mean and refer to Almost Never prior to the Share Exchange and to the Company as well as to the business of Almost Never (constituting our only business) after the Share Exchange as required by the context.

The following discussion highlights Almost Never's results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Almost Never's audited and unaudited financial statements supplied as exhibits to this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements of Almost Never from July 8, 2015 to June 30, 2016, including a summary of our significant accounting policies and notes thereto, should be read in conjunction with the discussion below.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements.  All such adjustments are of a normal recurring nature.

Overview

Upon the consummation of the transactions contemplated by the Exchange Agreement, on January 15, 2016, we issued 1,000,000 shares of our Series A Convertible Preferred Stock to the Almost Never Shareholders in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never. As a result of the Exchange Agreement, Almost Never became our wholly-owned subsidiary, and the two Almost Never Shareholders have voting power equal to approximately 80% of the voting power of the Company.

Almost Never Films Inc. was founded as an Indiana corporation in July 2015. Activities since inception, through June 30, 2016, were devoted primarily to business development that included meetings with producers, actors, directors and screenwriters in the film industry to explore various partnerships and other collaborations.  Development consists of meeting with screenwriters, producers, directors, talent agencies, and other motion picture industry executives.

As part of Share Exchange, Doug Samuelson, our sole officer, resigned from all his positions with the Company and Danny Chan was elected as our Chief Executive Officer, Chief Financial Officer and a director on our Board, and Derek Williams was elected as our Chief Operating Officer. Mr. Chan and Mr. Williams held the same executive office positions at Almost Never prior to the Share Exchange. Effectively ten (10) days after the filing and distribution of an Information Statement on Schedule 14f-1, Mr. Williams became a director on our Board and Doug Samuelson, a former director, resigned.

Results of Operations from Inception (July 8, 2016) to June 30, 2016

Revenue and Cost of Goods Sold

From inception (July 8, 2015) to June 30, 2016, the Company generated no revenues or cost of goods sold

General and Administrative Expenses and Professional Fees

General and administrative expenses for the period ended June 30, 2016, was $15,161. Professional fees for the period ended June 30, 2016 was $58,393.

Other Expense

During the period ended June 30, 2016, the Company had interest expense of $6,650 relating to its notes payable. The Company also incurred a loss on debt settlement of $745,800.

Net Loss

Our net loss for the period ended June 30, 2016 was $826,004.

Liquidity and Capital Resources

For the period ended June 30, 2016

As of June 30, 2016, we had cash of $84,967, negative working capital of $278,906 and an accumulated deficit of $826,004.

Cash flows used in operating activities

During the period ended June 30, 2016, the Company used cash flows in operating activities of $60,033. A net loss of $826,004 was offset by a loss on debt settlement of $745,800, a decrease in prepaid expenses that generated $3,440 of cash, and an increase in accounts payable that generated $16,731.

Cash flows provided by financing activities

During the period ended June 30, 2016, the Company was provided $145,000 of cash flows from financing activities. Proceeds from common share issuance was $135,000, and proceeds from preferred share issuance was $10,000.

Non-Cash Investing and Financing Activity

During the period ended June 30, 2016, the Company assumed net liabilities through a recapitalization of $592,302 and issued common stock to settle a note payable for $248,600. In addition, non-cash transactions involved a stock subscription receivable of $65,000 and there was non-cash preferred stock converted to common stock of $100,000.

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the period ended June 30, 2016, the Company incurred a net loss of $826,004 and cash used in operating activities was $60,033, and as of that date, is delinquent in payments of $271,398 for payroll and sales taxes. The Company is also delinquent on a note payable $66,613 as of August 2016. As of June 30, 2016, the Company had a working capital deficiency of $278,906 and an accumulated deficit of $826,004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended June 30, 2016, the Company raised $135,000 from investors to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

Off-Balance Sheet Arrangements

We have no "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I - FINANCIAL INFORMATION

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Almost Never Films Inc.

We have audited the accompanying consolidated balance sheet of Almost Never Films Inc. and Subsidiaries (collectively the “Company”) as of June 30, 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the period from July 8, 2015 (Date of inception) to June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2016 and the results of its consolidated operations and its cash flows for the period from July 8, 2015 (Date of inception) to June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company had no operating income over the period from July 8, 2015 (Date of inception) to June 30, 2016, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP

Los Angeles, California

October 7, 2016

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear, Inc.

Consolidated Balance Sheet

June 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$84,967
Prepaid expense	3,126
Total Current Assets	88,093
TOTAL ASSETS	88,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$28,988
Payroll taxes and sales taxes payable	271,398
Due to former shareholder and officer	-
Notes payable - related parties	-
Note payable	66,613
Other payables	-
Total Current Liabilities	366,999

Notes payable - related parties	-
Total Liabilities	366,999

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized;
Series A voting preferred stock, 2,000,000 shares authorized;
No shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
177,707,623 shares issued and outstanding	177,708
Common stock subscribed	10,000
Stock subscription receivable	(65,000)
Additional paid-in capital	424,390
Accumulated deficit	(826,004)
Total Stockholders’ Deficit	(278,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,093

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear, Inc.

Consolidated Statements of Operations and Comprehensive Loss

July 8, 2015
(Inception) to
June 30, 2016

REVENUE	$-

OPERATING EXPENSES
General and administrative expenses	15,161
Professional fees	58,393
Total Operating Expenses	73,554

LOSS FROM OPERATIONS	(73,554)

OTHER EXPENSE
Interest expense	(6,650)
Loss on debt settlement	(745,800)
(752,450)

LOSS BEFORE INCOME TAXES	(826,004)

Provision for income taxes	-

NET LOSS	$(826,004)

COMPREHENSIVE LOSS	$(826,004)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	62,171,924

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear, Inc.

Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Common		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Subscribed	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance - July 8, 2015	-	$-	-	$-	$-	$-	$-	$-	$-
Preferred stock issued for cash	1,000,000	-	-	-	-	-	10,000	-	10,000
Recapitalization	-	-	27,987,623	27,988	-	-	(620,290)	-	(592,302)
Preferred stock converted to common stock	(1,000,000)	-	100,000,000	100,000	-	-	(100,000)	-	-
Common stock issued for debt	-	-	49,720,000	49,720	-	-	944,680	-	994,400
Common stock subscribed	-	-	-	-	10,000	(65,000)	190,000	-	135,000
Net loss	-	-	-	-	-	-	-	(826,004)	(826,004)
Balance - June 30, 2016	-	$-	177,707,623	$177,708	$10,000	$(65,000)	$424,390	$(826,004)	$(278,906)

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear, Inc.

Consolidated Statement of Cash Flows

July 8, 2015
(Inception) to
June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(826,004)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on debt settlement	745,800
Changes in operating assets and liabilities:
Prepaid expense	3,440
Accrued liabilities	16,731
Net cash used in operating activities	(60,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	135,000
Proceeds from preferred share issuance	10,000
Net cash provided by financing activities	145,000

Net increase in cash and cash equivalents	84,967
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$84,967

Supplemental Cash Flow Disclosures
Cash paid for interest	$-
Cash paid for income taxes	$-

Non-Cash Investing and Financing Activity:
Net liabilities assumed in recapitalization	$(592,302)
Common stock issued for note payable	$248,600
Stock subscription receivable	$(65,000)
Preferred stock converted to common stock	$100,000

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

Nature of the Business

The Company (“Almost Never Films Inc.”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

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

The share exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Almost Never Films Inc. (Indiana)  and will be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange include the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana)  from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since inception.

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 200,000,00 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

The new symbol of the Company is HLWD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the period from July 8, 2015 to June 30, 2016, the Company incurred a net loss from continuing operations of $826,004 and cash used in operating activities was $60,033. As of June 30, 2016, the Company is delinquent in payments of $271,398 for payroll and sales taxes. The Company is also delinquent on a note payable $66,613 as of August 2016. As of June 30, 2016, the Company had a working capital deficiency of $278,906 and an accumulated deficit of $826,004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended June 30, 2016, the Company raised $135,000 from investors to pay past obligations and to allow the Company to continue operating in its shell status. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana). All significant intercompany transactions and balances have been eliminated in consolidation.

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

As of June 30, 2016, the balances reported for cash and accrued expenses approximate their fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Subscription Receivable

The stock subscription receivable reflects the sales of common stock in March 2016 for which the Company had not received payment as of June 30, 2016. The Company is continuing communicate with this investor and anticipates that it will receive payment in 2016.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in the ASU provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Earlier adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.”  The amendments in the ASU defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding balance under the agreement at June 30, 2016 was $66,613. During the period ended June 30, 2016, the Company incurred $5,510 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest is due by August 2016.

NOTE 4 – DUE TO FORMER SHAREHOLDER AND OFFICER

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

There were no shares of preferred stock issued and outstanding as of June 30, 2016.

Common Stock

Prior to January 15, 2016, there were 27,987,623 common shares issued to shareholders of Smack. These 27,987,623 common shares were considered new issuance as part of the reverse acquisition.

During the period from July 8, 2015 to June 30, 2016, the Company issued 6,750,000 common shares for cash in the amount of $135,000 and 49,720,000 common shares to settle notes payable and accrued interest of $248,600.

In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000, of which $135,000 was received by the Company prior to June 30, 2016 and $65,000 was recorded as stock subscription receivable.

There were 184,457,623 shares of common stock issued and outstanding as of June 30, 2016.

NOTE 6 – INCOME TAX

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Year Ended June 30, 2016
Federal income tax benefit attributable to:
Current Operations	$280,841
Less: valuation allowance	(280,841)
Net provisions for Federal income taxes	$-

Net deferred tax assets consist of the following components as of:

Year Ended
June 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$(280,841)
Less: valuation allowance	280,841
Net deferred tax asset	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended June 30, 2016:

Year Ended
June 30, 2016
Effective tax rate attributable to:
US statuary rate	34%
Less: change in unrecognized tax benefit from uncertain tax provision	(34%)
Tax per Financial Statement	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $826,004 which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no additional events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended June 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 4, 2016, after the closing of the Share Exchange and the issuance of 1,000,000 shares of our Series A Convertible Preferred Stock which were converted to 100,000,000 shares of Common Stock held by the Almost Never Shareholders), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse.  To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.  Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Almost Never Films Inc., 13636 Ventura Blvd #475, Sherman Oaks, CA 91423.

The following table indicates the percentage of the class owned by Messrs. Gillen, Chan and Williams.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
5% Stockholder
Frank Gillen 2250 NW 114th Ave #1P Pty 11020. Miami, FL 33172	Common Stock	51,088,872	28.7%
Named Executive Officers and Directors
Danny Chan, Chief Executive Officer, Chief Financial Officer and Director	Common Stock	51,706,084	29.1%
Derek Williams, Chief Operating Officer	Common Stock	50,000,000	28.1%

All directors and officers as a group (2 persons)	Common Stock	101,706,084	57.2%

As of July 27, 2015, William Sigler resigned as a director of the Company. In connection therewith, Mr. Sigler also agreed to sell all his shares of Common Stock in the Company for an aggregate purchase price of $90,000; however, Mr. Sigler has no further obligation to sell his shares and is free to sell or transfer his shares as he desires. In September 2015, Mr. Sigler sold 1,706,084 shares of Common Stock to Danny Chan for an aggregate purchase price of $22,500.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Effective as of the consummation of the transactions contemplated by the Exchange Agreement, Doug Samuelson resigned as our Interim Chief Executive Officer and Chief Financial Officer and Director. Danny Chan became our Chief Executive Officer and Chief Financial Officer and a director of the Company. Derek Williams became our Chief Operating Officer. Ten (10) days after the filing and the distribution of a Schedule 14f-1 Information Statement, Mr. Williams became a director of the Board and Mr. Samuelson resigned as a director.

Below are the names of and certain information regarding the Company's current executive officers and directors who were appointed effective as of the closing of the Share Exchange:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Danny Chan	38	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2016
Derek Williams	35	Chief Operating Officer	January 15, 2016
Doug Samuelson	56	Former Director	July 15, 2015

The principal occupation and business experience during the past five years for our executive officers and directors are as follows:

Danny Chan, 38, Chief Executive Officer, Chief Financial Officer, Director.  Danny Chan joined us as Chief Executive Officer, Chief Financial Officer and a director of our Board on January 15, 2016. Since October of 2012 to Present, Mr. Chan serves as a managing director of Iconic Private Equity Partners. From July of 2010 to September of 2012 Mr. Chan served as managing director of Raider Capital Corporation. Mr. Chan earned a bachelor's degree in finance from Indiana University.

Derek Williams, 35, Chief Operating Officer. Derek Williams joined us as Chief Operating Officer on January 15, 2016. Since February 2013 to present, Mr. Williams has been a private investor managing his family estate while also creating fine art for his private clientele

Mr. Williams has over thirteen years of experience working on visual effects in Hollywood.  While attending university he began his film career working on Looney Toons Back in Action and A Cinderella Story. From May of 2012 to January of 2013, Mr. Williams held a position with GS Entertainment working on visual effects.  From December of 2011 to May of 2012, Mr. Williams held a position at leading visual effects company Pixel Magic.  He was responsible for coordinating a multinational 3D conversion team with offices in Los Angeles, Lafayette Louisiana, and India. Films Mr. Williams has worked on for both visual effects and 3D conversion include movies such as Harry Potter Deathly Hollows Part I and II, Jonah Hex, Chronicles of Narnia: The Voyage of The Dawn Treader, The Help, Fright Night, The Twilight Saga: Breaking Dawn Part I, Ghost Rider Spirit of Vengeance, Men In Black 3, The Conjuring, Gangster Squad, Beautiful Creatures, Looper, After Earth, Secretariat and Thunderstruck. Mr. Williams is a graduate of Occidental College.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Other Key Personnel

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from July 8, 2015, through June 30, 2016, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Board Committees

The Board currently does not have any committees. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Code of Ethics

The Company currently has not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be "independent" and, as a result, we are not at this time required to have our Board comprised of a majority of "Independent Directors."

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2016 and 2015. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
William Sigler,	2015	32,900	-	-	-	-	-	-	32,900
Director and former CEO (1)

Doug Samuelson,	2015	64,500	-	37,500	-	-	-	-	102,000
Former CEO and former CFO (2)

Christopher Jenks (3)	2015	-	25,000	9,731	-	-	-	-	34,731
		-	-	-	-	-	-	-	-

Tom Mercer,	2015	52,500	-	-	-	-	-	-	52,500
President and Director (4)

________

(1)

William Sigler was appointed as our Chief Executive Officer and a director in April 2012. During FY 2015 and FY 2014, Mr. Sigler accrued a salary of $32,000 and $100,000, respectively. Mr. Sigler resigned as our Chief Executive Officer on September 22, 2014. Mr. Sigler resigned as our Corporate Secretary on November 12, 2014. Mr. Sigler resigned as a director of the Company on July 27, 2015.

(2)

Doug Samuelson was appointed as our Interim Chief Executive Officer on February 16, 2015 and Chief Financial Officer on April 1, 2014. Mr. Samuelson was appointed Chairman of the Board on June 5, 2015. During FY 2015 and FY 2014, Mr. Samuelson accrued a salary of $64,500 and $23,500, respectively. Mr. Samuelson also earned stock awards of $37,500 and $10,500 during FY 2015 and FY 2014, respectively. Effective upon the closing date of the Share Exchange transaction on January 15, 2016, Mr. Samuelson resigned as our Interim Chief Executive Officer, Chief Financial Officer and Director.

(3)

Christopher Jenks was appointed Chairman of the Board on October 15, 2014, and our interim Chief Executive Officer on November 12, 2014. Mr. Jenks resigned as our interim Chief Executive Officer and President on February 13, 2015. Mr. Jenks resigned as a Chairman of our Board on June 5, 2015.

(4)

Tom Mercer was appointed President and Director in February 2014. During FY 2015 and FY 2014, Mr. Mercer accrued a salary of $52,500 and $37,500, respectively. Mr. Mercer also earned stock awards of $20,000 during FY 2014. Mr. Mercer resigned as our President and a director on January 9, 2015.

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

Chris Jenks received stock awards in the amount of $9,731 for his services on the Board during the fiscal year ended June 30, 2015.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred exchange plans and nonqualified deferred exchange plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer's responsibilities following a change in control.

We have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreement

We have no employment agreements with any of our officers, and have not issued any incentive or other stock options, profit sharing or similar benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of October 4, 2016: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
Danny Chan	Common Stock	51,706,084 Direct (1)	29.1%
Frank Gillen	Common Stock	51,088,872 Direct (2)	28.	7%
Derek Williams	Common Stock	50,000,000 Direct (3)	28.1%

_____

(1)	Danny Chan holds 51,706,084 shares of common stock. Danny is currently the Company’s Chief Executive Officer and Chief Financial Officer.

(2)	Frank Gillen holds 51,088,872 shares of common stock.

(3)	Derek Williams holds 50,000,000 shares of common stock. Derek is currently the Company’s Chief Operating Officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2016 and June 30, 2015:

Fees	2016
Somerset CPAs

Audit fees	$5,000
Audit Related Fees	$-
Tax fees	$-
All other fees	$-
Simon & Edward, LLP
Audit fees	$3,500
Audit Related Fees	$-
Tax fees	$-
All other fees	$-
Total Fees	$8,500

Fees	2015
Weinberg & Company, CPAs

Audit fees	$39,380
Audit Related Fees	$-
Tax fees	$-
All other fees	$-

Total Fees	$39,380

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax FeesSimon & Edward, LLP did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Ref	Description of Document

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

_______

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

ALMOST NEVER FILMS INC.

Dated: October 7, 2016	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 7, 2016	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer, Chief Financial Officer and Director

