Form 10-Q
period 2016-09-30
Almost Never Films Inc.
filed 2016-11-07
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

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

_____________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of November 2, 2016 was 177,707,623.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

September 30, 2016

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2016 and July 8, 2015 (Inception) to September 30, 2015	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and July 8, 2015 (Inception) to September 30, 2015	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signature	19

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

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$71,098	$84,967
Prepaid expense	1,250	3,126
Total Current Assets	72,348	88,093
TOTAL ASSETS	72,348	88,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$32,447	$28,988
Payroll taxes and sales taxes payable	271,398	271,398
Note payable	66,613	66,613
Total Current Liabilities	370,458	366,999

Total Liabilities	370,458	366,999

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized; Series A voting preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 177,707,623 shares issued and outstanding	177,708	177,708
Common stock subscribed	10,000	10,000
Stock subscription receivable	(65,000)	(65,000)
Additional paid-in capital	424,390	424,390
Accumulated deficit	(845,208)	(826,004)
Total Stockholders’ Deficit	(298,110)	(278,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,348	$88,093

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	September 30
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	4,060	659
Professional fees	13,465	-
Total Operating Expenses	17,525	659

LOSS FROM OPERATIONS	(17,525)	(659)

OTHER EXPENSE
Interest expense	(1,679)
Loss on debt settlement	-	-
	(1,679)	-

LOSS BEFORE INCOME TAXES	(19,204)	(659)

Provision for income taxes	-	-

NET LOSS	$(19,204)	$(659)

COMPREHENSIVE LOSS	$(19,204)	$(659)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	177,707,623	100,000,000

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,204)	$(659)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on debt settlement	-	-
Changes in operating assets and liabilities:
Prepaid expense	1,876	-
Accrued liabilities	3,459	-
Net cash used in operating activities	(13,869)	(659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	-	-
Proceeds from preferred share issuance	-	10,000
Net cash provided by financing activities	-	10,000

Net increase in cash and cash equivalents	(13,869)	9,341
Cash and cash equivalents - beginning of period	84,967	-
Cash and cash equivalents - end of period	$71,098	$9,341

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

    The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

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

The new symbol of the Company is HLWD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2016, the Company incurred a net loss from continuing operations of $19,204 and cash used in operating activities was $13,869. As of September 30, 2016, the Company is delinquent in payments of $271,398 for payroll and sales taxes and of $66,613 of a note payable. As of September 30, 2016, the Company had a working capital deficiency of $298,110 and a shareholders’ deficit of $845,208. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2016, which were included in the Company’s 2016 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

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

As of September 30, 2016, the balances reported for cash, accounts payable and accrued expenses approximate their fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Subscription Receivable

The stock subscription receivable reflects the sales of common stock in March 2016 for which the Company had not received payment as of September 30, 2016. The Company is continuing communicate with this investor and anticipates that it will receive payment in 2016.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding balance under the agreement at September, 2016 was $66,613. During the three month period ended September 30, 2016, the Company incurred $1,679 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest was by August 2016 and is currently delinquent.

NOTE 4 – SHARE CAPITAL

Common Stock

In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000, of which $135,000 was received by the Company prior to June 30, 2016 and $65,000 was recorded as stock subscription receivable.

There were 177,707,623 shares of common stock issued and outstanding as of September 30, 2016.

NOTE 5 – INCOME TAX

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
Federal income tax benefit attributable to:
Current Operations	$6,529	$224
Less: valuation allowance	(6,529)	(224)
Net provisions for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	(Inception) to
	September 30
	2016	2015
Deferred tax asset attributable to:
Net operating loss carry over	$287,370	$280,841
Less: valuation allowance	(287,370)	(280,841)
Net deferred tax asset	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for three months ended September 30, 2016:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Effective tax rate attributable to:
US statuary rate	34%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	(34%)	(34%)
Tax per Financial Statement	-	-

 Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $845,208 which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

There were no shares of preferred stock issued and outstanding as of September 30, 2016.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to "HLWD"

We currently have authorized 75,000,000 shares of capital stock, consisting of (i) 70,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 177,707,623 shares of our Common Stock and 1,000,000 shares of our Series A Convertible Preferred Stock are issued and outstanding. On March 4, 2016, all 1,000,000 preferred shares were converted into 100,000,000 common shares

After the Share Exchange, our principal executive office is now located at 13636 Ventura Blvd #475, Sherman Oaks, CA 91423.

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

Results of Operations

For the three months ended September 30, 2016 compared to September 30, 2015

During the three months ended September 30, 2016, the Company had no revenue and incurred $4,060 on general and administrative expenses and $13,465 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended September 30, 2015, the Company had no revenue and incurred $659 on general and administrative expenses.

Other Expense

During the three months ended September 30, 2016, the Company incurred interest expenses of $1,679, relating to an unsecured promissory notes payable. During the three months ended September 30, 2015, the Company incurred no interest expenses.

Net Loss

The Company’s net loss for the three months ended September 30, 2016 was $19,204. The Company’s net loss for the three months ended September 30, 2015 was $659.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2016, we had a cash balance of $71,098. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2016, the Company incurred a net loss from continuing operations of $19,204 and cash used in operating activities was $13,869. As of September 30, 2016, the Company is delinquent in payments of $271,398 for payroll and sales taxes and of $66,613 of a note payable. As of September 30, 2016, the Company had a working capital deficiency of $298,110 and a shareholders’ deficit of $845,208. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

There were no cash flows used in investing activities or financing in the three months ended September 30, 2016.

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

Off-balance sheet arrangements

During the three months ended September 30, 2016, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2016, the Company entered into three share purchase agreements with three investors for 10,000,000 common shares at $0.02 per share for total proceeds of $200,000, of which $135,000 was received by the Company prior to September 30, 2016 and $65,000 was recorded as stock subscription receivable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Company	SB2	333-148510	3.1	1/7/2008
3.2	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.2	4/13/2012
3.3	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.1	2/29/2016
3.4	Bylaws of the Company	SB2	333-148510	3.2	1/7/2008
4.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	000-53049	4.1	1/18/2016
10.1	Share Exchange Agreement dated January 15, 2016 by and among SMACK Sportswear, Inc., Almost Never Films Inc., and the Shareholders of Almost Never Films Inc.	8-K	000-53049	2.1	1/18/2016
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					☒
31.2

Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

						☒

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: November 7, 2016	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

