Form 10-Q
period 2016-12-31
Almost Never Films Inc.
filed 2017-02-06
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2016

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

______________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of January 26, 2017 was 190,207,623.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

December 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$139,095	$84,967
Prepaid expense	23,097	3,126
Total Current Assets	162,192	88,093
TOTAL ASSETS	162,192	88,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$47,699	$28,988
Payroll taxes and sales taxes payable	271,398	271,398
Note payable	66,613	66,613
Total Current Liabilities	385,710	366,999

Total Liabilities	385,710	366,999

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized; Series A voting preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 190,207,623 and 177,707,623 shares issued and outstanding, respectively	190,208	177,708
Common stock subscribed	-	10,000
Stock subscription receivable	-	(65,000)
Additional paid-in capital	471,890	424,390
Accumulated deficit	(885,616)	(826,004)
Total Stockholders’ Deficit	(223,518)	(278,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,192	$88,093

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended	From July 8, 2015 to
	December 31,		December 31,	December 31,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,864	1,264	9,924	1,923
Professional fees	32,865	3,500	46,330	3,500
Total Operating Expenses	38,729	4,764	56,254	5,423

LOSS FROM OPERATIONS	(38,729)	(4,764)	(56,254)	(5,423)

OTHER EXPENSE
Interest expense	(1,679)	-	(3,358)	-
Loss on debt settlement	-	-	-	-
	(1,679)	-	(3,358)	-

LOSS BEFORE INCOME TAXES	(40,408)	(4,764)	(59,612)	(5,423)

Provision for income taxes	-	-	-	-

NET LOSS	$(40,408)	$(4,764)	$(59,612)	$(5,423)

COMPREHENSIVE LOSS	$(40,408)	$(4,764)	$(59,612)	$(5,423)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	183,202,128	100,000,000	180,439,863	100,000,000

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	From July 8, 2015 to
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(59,612)	$(5,423)
Adjustments to reconcile net loss to net cash from operating activities:
Fair value of common stock issued for services to former officers	-
Changes in operating assets and liabilities:
Prepaid expense	(19,971)	-
Accrued liabilities	18,711	-
Net cash provided (used) in operating activities	(60,872)	(5,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	115,000	10,000
Net cash provided (used) by financing activities	115,000	10,000

Net increase in cash and cash equivalents	54,128	4,577
Cash and cash equivalents - beginning of period	84,967	-
Cash and cash equivalents - end of period	$139,095	$4,577

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

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

The new symbol of the Company is HLWD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2016, the Company incurred a net loss from continuing operations of $59,612 and cash used in operating activities was $60,872. As of December 31, 2016, the Company is delinquent in payments of $271,398 for payroll and sales taxes and of $66,613 of a note payable. As of December 31, 2016, the Company had a working capital deficiency of $223,518 and a shareholders’ deficit of $223,518. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

As of December 31, 2016, the balances reported for cash, accounts payable and accrued expenses approximate their fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Subscription Receivable

The stock subscription receivable reflects the sales of common stock in March 2016 for which the Company had not received payment. As of December 31, 2016, the stock subscription receivable has been nullified based on a mutual agreement between the Company and the party involved in the subscription.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding balance under the agreement at December 31, 2016 was $66,613. During the six month period ended December 31, 2016, the Company incurred $3,358 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent.

NOTE 4 - SHARE CAPITAL

Common Stock

On November 22, 2016, the Company issued 12,500,000 common shares at $0.02 per share, for total proceeds of $250,000. A total of $135,000 was received prior to June 30, 2016 and the shares were issued on November 22, 2016. The remaining $115,000 was received on November 22, 2016, and the 5,750,000 shares were issued on November 22, 2016.

There were 190,207,623 shares of common stock issued and outstanding as of December 31, 2016.

NOTE 5 - INCOME TAX

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	July 8, 2015 to December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$(13,739)	$(1,620)	$(20,268)	$(1,844)
Less: valuation allowance	13,739	1,620	20,268	1,844
Net provisions for Federal income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	Inception to
	December 31, 2016	June 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$301,109	$280,841
Less: valuation allowance	(301,109)	(280,841)
Net deferred tax asset	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended December 31, 2016 and 2015:

	Three months ended	Three months ended	Six months ended	July 8, 2015 to
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Effective tax rate attributable to:
US statutory rate	34%	34%	34%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-34%	-34%	-34%	-34%
Tax per Financial Statements	-	-	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $885,616 which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

On December 12, 2016, the Company entered into an agreement with Saisam Entertainment, LLC to develop, finance, and produce a motion picture project. Per the terms of the agreement, the Company will provide or source equity financing for the project in the amount of approximately $1,300,000. Per the terms of the agreement, the Company and Saisam Entertainment, LLC will create an LLC or other entity for the project currently entitled “Love is not Easy”. Saisam Entertainment, LLC owns and controls the rights to the screenplay, and will assign all rights in and to the project, pursuant to the terms of an option purchase agreement between the two parties, which includes an initial option fee of $10,000 for an option period of 18 months, a lien for all of the Company’s out of pocket costs, and will assist in additional funding. The Company will make or source financial contributions in accordance with the terms of the agreement, assist in the raising of additional financing, and will participate in the development and production. The Company and Saisam Entertainment, LLC will own an undivided 50% interest in the LLC or entity that is formed. The Company will be the managing member of the LLC or entity. The approved budget for the project is approximately $2,000,000. In consideration, the Company will receive a return of 20% of its investment, and will subsequently receive its portion of the net profits per the terms of the agreement. The LLC or entity has not been formed to date.

NOTE 7 - SUBSEQUENT EVENTS

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

The share exchange was accounted for as a “reverse acquisition,” and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Almost Never Films Inc. (Indiana) and will be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange include the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana) from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since the reverse acquisition.

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

There were no shares of preferred stock issued and outstanding as of December 31, 2016.

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

We entered into our first two collaboration agreements to produce the films “Field Trip” and “Love is not Easy” during the quarter ended December 31, 2016. This has caused us to no longer be a shell company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

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

Results of Operations

For the three months ended December 31, 2016 compared to December 31, 2015

During the three months ended December 31, 2016, the Company had no revenue and incurred $5,864 on general and administrative expenses and $32,865 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended December 31, 2015, the Company had no revenue and incurred $1,264 on general and administrative expenses and $3,500 on professional fees.

Other Expense

During the three months ended December 31, 2016, the Company incurred interest expenses of $1,679, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the three months ended December 31, 2016 was $40,408. The Company’s net loss for the three months ended December 31, 2015 was $4,764.

For the six months ended December 31, 2016 compared to December 31, 2015

During the six months ended December 31, 2016, the Company had no revenue and incurred $9,924 on general and administrative expenses and $46,330 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the six months ended December 31, 2015, the Company had no revenue and incurred $1,923 on general and administrative expenses and $3,500 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the six months ended December 31, 2016, the Company incurred interest expenses of $3,358, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the six months ended December 31, 2016 was $59,612. The Company’s net loss for the six months ended December 31, 2015 was $5,423.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2016, we had a cash balance of $139,095. As of June 30, 2016, we had a cash balance of $84,967. We may not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the six months ended December 31, 2016, the Company received $115,000 for the issuance of common stock, which were then registered in a registration statement on Form S-1, that was declared effective by the Securities and Exchange Commission on December 8, 2016. During the six months ended December 31, 2015, the Company received $10,000 for the issuance of common stock.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2016, the Company incurred a net loss from continuing operations of $59,612 and cash used in operating activities was $60,872. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash flows from financing activities for the six months ended December 31, 2016, was $115,000 of proceeds from common share issuances. There was no cash flow activities from investing in the six months ended December 31, 2016.

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

Off-balance sheet arrangements

During the six months ended December 31, 2016, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2016, Jose Gonzalez R. Sr. purchased 5,750,000 shares at a price per share of $.02. The proceeds of such purchase are being used for general and administrative purposes.

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
___________________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: February 6, 2017	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

