Form 10-Q
period 2017-03-31
Almost Never Films Inc.
filed 2017-05-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

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

___________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 18, 2017 was 190,207,623.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

March 31, 2017

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2017 and three months ended March 31, 2016 and July 8, 2015 (Inception) to March 31, 2016.	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and July 8, 2015 (Inception) to March 31, 2016.	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
	Signature	20

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

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$109,677	$84,967
Prepaid expense	24,847	3,126
Total Current Assets	134,524	88,093
TOTAL ASSETS	134,524	88,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$47,350	$28,988
Payroll taxes and sales taxes payable	271,398	271,398
Note payable	66,613	66,613
Total Current Liabilities	385,361	366,999

Total Liabilities	385,361	366,999

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized; Series A voting preferred stock, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 190,207,623 and 177,707,623 shares issued and outstanding, respectively	190,208	177,708
Common stock subscribed	-	10,000
Stock subscription receivable	-	(65,000)
Additional paid-in capital	471,890	424,390
Accumulated deficit	(912,935)	(826,004)
Total Stockholders’ Deficit	(250,837)	(278,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134,524	$88,093

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,	From July 8, 2015(Inception) to March 31,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	13,208	9,627	23,132	11,550
Professional fees	12,468	30,175	58,798	33,675
Total Operating Expenses	25,676	39,802	81,930	45,225

LOSS FROM OPERATIONS	(25,676)	(39,802)	(81,930)	(45,225)

OTHER EXPENSE
Interest expense	(1,643)	(4,990)	(5,001)	(4,990)
Loss on debt settlement	-	(745,800)	-	(745,800)
	(1,643)	(750,790)	(5,001)	(750,790)

LOSS BEFORE INCOME TAXES	(27,319)	(790,592)	(86,931)	(796,015)

Provision for income taxes	-	-	-	-

NET LOSS	$(27,319)	$(790,592)	$(86,931)	$(796,015)

COMPREHENSIVE LOSS	$(27,319)	$(790,592)	$(86,931)	$(796,015)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	190,207,623	68,330,516	183,660,004	22,611,189

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,	From July 8, 2015(Inception) to March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(86,931)	$(796,015)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on debt settlement	-	745,800
Changes in operating assets and liabilities:
Prepaid expense	(21,721)	1,566
Accrued liabilities	18,362	6,852
Net cash provided (used) in operating activities	(90,290)	(41,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	115,000	85,000
Proceeds from preferred share issuance	-	10,000
Net cash provided (used) by financing activities	115,000	95,000

Net increase in cash and cash equivalents	24,710	53,203
Cash and cash equivalents - beginning of period	84,967	-
Cash and cash equivalents - end of period	$109,677	$53,203

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Net liabilities assumed in recapitalization	$-	$(776,294)
Common stock issued for note payable	$-	$248,600
Stock subscription receivable	$-	$(115,000)
Preferred stock converted to common stock	$-	$100,000

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

fka Smack Sportswear

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The new symbol of the Company is HLWD.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2017, the Company incurred a net loss from continuing operations of $86,931 and cash used in operating activities was $90,290. As of March 31, 2017, the Company is delinquent in payments of $271,398 for payroll and sales taxes and of $66,613 of a note payable. As of March 31, 2017, the Company had a working capital deficiency of $250,837 and a shareholders’ deficit of $912,935. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

As of March 31, 2017, the balances reported for cash, accounts payable and accrued expenses approximate their fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Subscription Receivable

The stock subscription receivable reflects the sales of common stock in March 2016 for which the Company had not received payment. As of March 31, 2017, the stock subscription receivable has been nullified based on a mutual agreement between the Company and the party involved in the subscription.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2017, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding principal balance under the agreement at March 31, 2017 was $66,613. During the nine months and three months periods ended March 31, 2017, the Company incurred $5,001 and $1,643 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent.

NOTE 4 – SHARE CAPITAL

Common Stock

On November 22, 2016, the Company issued 12,500,000 common shares at $0.02 per share, for total proceeds of $250,000. A total of $135,000 was received prior to June 30, 2016 and the shares were issued on November 22, 2016. The remaining $115,000 was received on November 22, 2016, and the 5,750,000 shares were issued on November 22, 2016.

There were 190,207,623 shares of common stock issued and outstanding as of March 31, 2017.

On March 16, 2017, the Company has approved a 1 for 40 reverse split of its issued and outstanding common stock which has not been completed as of March 31, 2017. After effective, the common stock accounts and all share related balances will be applied retroactively for all periods presented.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	July 8, 2015 to March 31, 2016
Federal income tax benefit attributable to:
Current Operations	$(9,289)	$(268,801)	$(29,557)	$(270,645)
Less: valuation allowance	9,289	268,801	29,557	270,645
Net provisions for Federal income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	Inception to
	March 31, 2017	June 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$310,398	$280,841
Less: valuation allowance	(310,398)	(280,841)
Net deferred tax asset	$-	$-

Net deferred tax assets consist of the following components as of:

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	July 8, 2015 to March 31, 2016
Effective tax rate attributable to:
US statutory rate	34%	34%	34%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-34%	-34%	-34%	-34%
Tax per Financial Statements	-	-	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $912,935 which expire commencing in fiscal 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

SMACK Sportswear (“SMACK or the Company”) was originally incorporated in Nevada in October 2007. Through June 30, 2016, we were a manufacturer and seller of performance and lifestyle based indoor and sand volleyball apparel and accessories. As of July 31, 2015, we completed the disposition of certain assets of the Company to William Sigler, a former director of the Company; in connection with said transactions Mr. Sigler resigned and agreed to sell all his shares of common stock in the Company. As a result of the sale of certain inventory from the Company to Mr. Sigler, the Company was considered a “shell company” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

There were no shares of preferred stock issued and outstanding as of March 31, 2017.

On November 16, 2016, the Company entered into a collaboration agreement with Konwiser Brothers Media. At this point, the Company ceased being a “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

On March 16, 2017, the Board of Directors of the Company approved a 1:40 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and an adjustment in the authorized common stock of the Company to 25,000,000 (the “Authorized Adjustment”). The Majority Stockholders approved the Reverse Stock Split and the Authorized Adjustment by written consent in lieu of a meeting on March 16, 2017. The Authorized Adjustment and the Reverse Stock Split will become effective upon approval by FINRA, which we expect to occur shortly.

Criteria

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to "HLWD"

We currently have authorized 205,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 190,207,623shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

After the Share Exchange, our principal executive office is now located at 13636 Ventura Blvd #475, Sherman Oaks, CA 91423.

Our Business

We are an independent film company focused on film production and production related services in connection with genre specific motion pictures with production costs in the $5.0 million to $50.0 million range.

Our business is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. We intend to acquire or license rights to materials upon which we believe motion pictures can be based (screenplays, books, short stories etcetera, which are referred to within the entertainment industry as the “underlying property”). We may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular underlying property.

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

Results of Operations

For the three months ended March 31, 2017 compared to March 31, 2016

During the three months ended March 31, 2017, the Company had no revenue and incurred $13,208 on general and administrative expenses and $12,468 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended March 31, 2016, the Company had no revenue and incurred $9,627 on general and administrative expenses and $30,175 on professional fees.

Other Expense

During the three months ended March 31, 2017, the Company incurred interest expenses of $1,643 relating to an unsecured promissory note payable. During the three months ended March 31, 2016, the Company incurred interest expenses of $4,990, relating to an unsecured promissory note payable, and a loss on debt settlement of $745,800.

Net Loss

The Company’s net loss for the three months ended March 31, 2017 was $27,319. The Company’s net loss for the three months ended March 31, 2016 was $790,592.

For the nine months ended March 31, 2017 compared to March 31, 2016

During the nine months ended March 31, 2017, the Company had no revenue and incurred $23,132 on general and administrative expenses and $58,798 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements and the negotiation of the two collaborations entered into by the Company. During the nine months ended March 31, 2016, the Company had no revenue and incurred $11,550 on general and administrative expenses and $33,675 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the nine months ended March 31, 2017, the Company incurred interest expenses of $5,001, relating to an unsecured promissory note payable. During the nine months ended March 31, 2016, the Company incurred interest expenses of $4,990, relating to promissory notes payable, and a loss on debt settlement of $745,800.

Net Loss

The Company’s net loss for the nine months ended March 31, 2017 was $86,931. The Company’s net loss for the nine months ended March 31, 2016 was $796,015. The decrease in the net loss was due primarily to a loss on debt settlement of $745,800 incurred in the nine months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2017, we had a cash balance of $109,677. As of June 30, 2016, we had a cash balance of $84,967. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the nine months ended March 31, 2017, the Company received $115,000 for the issuance of common stock, which were then registered in a registration statement on Form S-1, that was declared effective by the Securities and Exchange Commission on December 9, 2016. For the nine months ended March 31, 2016, the Company received $85,000 from common share issuance and $10,000 from preferred share issuance.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2017, the Company incurred a net loss from continuing operations of $86,931 and cash used in operating activities was $90,290. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the nine months ended March 31, 2017, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: May 18, 2017	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

