Form 10-K
period 2017-06-30
Almost Never Films Inc.
filed 2017-10-13
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

Commission File Number: 000-53049

ALMOST NEVER FILMS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Blvd #98258, West Hollywood, CA	90069-4109
(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of October 4, 2017 was 4,670,049

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

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 5,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2017.

The Company has 5,000,000 authorized preferred shares with no par value.

Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to the Mr. Chan and Mr. Williams in exchange for all 2,500,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana), with a value of $10,000.

On March 4, 2016, all 1,000,000 preferred shares were converted into 2,500,000 common shares.

There were no shares of preferred stock issued and outstanding as of March 31, 2017.

On March 8, 2016, the Company executed a Stock Purchase Agreement with a shareholder. Pursuant to the Stock Purchase Agreement, the Company sold, and said shareholder purchased, an aggregate of 1,243,000 shares of the Company’s Common Stock at a price of $0.20 per share in exchange for the cancellation of and discharge of certain promissory notes issued by the Company and payable to said shareholder. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

In March through November 2016, the Company entered into four share purchase agreements with four investors for 312,500 common shares at $0.80 per share for total proceeds of $250,000.

On November 16, 2016, the company entered into a collaboration agreement (the “KBM Agreement”) with Konwiser Brothers Media (“KBM”, and together with ANF, the “Parties). Pursuant to the Agreement, the Parties will create an LLC or other entity (the “Company”), for the purpose of developing, producing and exploiting proposed motion picture project currently entitled “Field Trip” (the “Picture”). KBM will contribute its development and producing services to the Company and all rights to the Screenplay, and ANF will make financial contributions, assist in the raising of additional financing and participate in the development and production process as set forth more fully herein. The Company will own 100% of the copyright to the Picture and all other ancillary and related rights, and each of KBM and ANF will own an undivided 50% interest in the Company. KBM will be the managing member of the Company. The operating agreement for the Company will be consistent with the terms of this Agreement. This transaction, and the ones mentioned below, removed the Company from its prior shell status. On September 27, 2017, KBM informed the Company of its intent to terminate the KBM Agreement.

On December 1, 2016, the Company filed a registration statement on Form S-1, registering 250,000 shares for certain selling shareholders. The Form S-1 was declared effective on December 9.

On December 12, 2016, the Company entered into a collaboration agreement (the “SAE Agreement”) with Saisam Entertainment, LLC (“SAE”, and together with the Company, the “Parties). Pursuant to the Agreement, the Parties will create an LLC or other entity (the “Company”), for the purpose of developing, producing and exploiting proposed motion picture project currently entitled “Love is not Easy” (the “Picture”). The Company owns and controls the rights to the screenplay for the Picture.

On June 6, 2017, the Company issued a 2.5% promissory note (the “ANF Note”) to Weirong Zhang (the “Investor”). Pursuant to the ANF Note, the Company received $200,000, which is due to the Lender ninety (90) days from the date the purchase price of $200,000 was paid. The ANF Note accrues interest at 2.5% per 90 days. Thereafter, on June 7, 2017, The Money Pool, LLC (“Money Pool”) issued a non-transferable promissory note to the Company for $200,000 (the “Money Pool Note”). The Company funded the Money Pool Note with the funds received from the Investor. Money Pool shall use the funds from the Money Pool Note, along with its own funds, in order to provide a bridge loan to Blue Rider San Juan, LLC (“Blue Rider”), in connection with the production of a motion picture known as “Speed Kills”. Blue Rider is the international sales agent for “Speed Kills.” The Money Pool Notes accrues interest of a flat 2.5% for the first 45 days from funding. In the event the Money Pool Note is not paid in full within 45 days, the flat interest rate will increase to 3.5% for each 45-day period any balance or accrued interest remains unpaid. The principal and interest shall be payable by Money Pool to the Company from payments made by Blue Rider on the bridge loan provided by Money Pool. On June 9, 2017, the Company issued a 2.5% promissory note (the “Kruse Note”) to William R. Kruse (the “Kruse”). Pursuant to the Kruse Note, the Company received $200,000, which is due to Kruse ninety (90) days from the date the purchase price of $200,000 was paid. The Kruse Note accrues interest at 2.5% per annum. Thereafter, on June 12, 2017, Money Pool issued a non-transferable promissory note to the Company for $200,000 (the “Pool Note”). The Company shall fund the Pool Note with the funds received from Kruse. Money Pool shall use the funds from the Pool Note, along with its own funds, in order to provide a bridge loan to Blue Rider, in connection with the production of a motion picture known as “Ana”. Blue Rider is the international sales agent for “Ana.” The Pool Notes accrues interest of a flat 2.5% for the first 45 days from funding. In the event the Pool Note is not paid in full within 45 days, the flat interest rate will increase to 3.5% for each 45-day period any balance or accrued interest remains unpaid. The principal and interest shall be payable by Money Pool to the Company from payments made by Blue Rider on the bridge loan provided by Money Pool.

On August 2, 2017, Derek Williams presented the Board of Directors of the Company with his resignation as Chief Operating Officer and a member of the Board of Directors of the Company. Mr. William’s decision to resign was not due to any disagreement with the Company.

On August 24, 2017, the Board of Directors of the Company appointed Daniel Roth as Chief Creative Officer of the Corporation and Damiano Tucci as Chief Operating Officer of the Corporation.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

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

Pursuant to the agreement, Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to Mr. Chan and Mr. Williams in exchange for all 2,500,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana). As a result of the share exchange, Almost Never Films Inc. (Indiana) became Smack’s wholly-owned subsidiary, and Mr. Chan and Mr. Williams acquired a controlling interest in the Company.

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

On February 29, 2017, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 5,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2017.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Share Exchange. .

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 4,755,524 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

On March 4, 2017, all 1,000,000 preferred shares were converted into 2,500,000 common shares. In March through November 2017, the Company entered into four share purchase agreements with three investors for 312,500 common shares at $0.80 per share for total proceeds of $250,000

On March 8, 2017, the Company executed a Stock Purchase Agreement with a shareholder. Pursuant to the Stock Purchase Agreement, the Company sold, and said shareholder purchased, an aggregate of 1,243,000 shares of the Company’s Common Stock at a price of $0.20 per share in exchange for the cancellation of and discharge of certain promissory notes issued by the Company and payable to said shareholder. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

Our principal executive office is now located at 8605 Santa Monica Blvd #98258, West Hollywood, California 90069-4109.

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

Almost Never Feature Film Production

Our initial primary involvement with feature film production is in the area of the development of “underlying properties”. We intend to engage third parties to produce, finance and exploit/distribute the motion picture “packages” we put together. We may also provide production expertise (i.e. “production services”) to the third party producer and/or financier of the motion picture in question. If we do provide production expertise, we, or members of our executive team, Danny Chan, Daniel Roth, and Damiano Tucci, may be credited as “producers” or “executive producers” of the particular film in question. We expect to primarily derive our income from producer fees, consulting and service fees as well as our participation in the profits of the various pictures produced by third parties, that were developed and/or “packaged” by us.

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

Industry Background

The Feature Film Industry. The feature film industry encompasses the development, production and exhibition of feature-length motion pictures and their subsequent distribution in the online, DVD, television, video on demand and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as “independent” distributors of motion pictures, including Universal Pictures, Warner Bros Entertainment (also known as Warner Bros. Studios, Inc., Warner Bros. Pictures, Inc. commonly called Warner Bros., or simply WB) including subsidiaries New Line Cinema and Castle Rock Entertainment & DC Entertainment, Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tristar Pictures), Paramount Pictures, Walt Disney Studios, MGM Holdings and Lions Gate Entertainment. In recent years, however, true “independent” motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

Independent Feature Film Production and Financing. Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the “blockbuster” product produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios' operations. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $25 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

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

Employees

The Company currently has no employees. Danny Chan, our Chief Executive Officer and Chief Financial Officer, Daniel Roth our Chief Creative Officer and Damiano Tucci, our Chief Operating Officer, will operate the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not have a principal office, but maintains a mailing address at

8605 Santa Monica Blvd #98258

West Holywood, CA 90069-4109.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2017	$3.80	$1.60
March 31, 2017	$4.00	$0.40
December 31, 2016	$2.80	$0.40
September 30, 2016	$0.04	$0.01
June 30, 2016	$0.03	$0.03
March 31, 2016	$0.07	$0.07
December 31, 2015	$0.23	$0.19
September 30, 2015	$0.11	$0.11

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 10, 2017, we have approximately 79 registered shareholders holding 4,670,049 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2017, the Company sold 143,750 shares of its common stock. Total gross proceeds were $115,000. The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Regulation D 506(b).

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in the exhibits to this Report. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” commencing on page 17 above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company's actual results and plans could differ materially from those anticipated in these forward-looking statements as a result of several factors, some of which cannot be anticipated or predicted. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

As a result of the Share Exchange and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Almost Never, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

Upon the completion of the Share Exchange, Almost Never became a wholly-owned subsidiary of the Company. All references to “Almost Never” shall mean and refer to Almost Never prior to the Share Exchange and to the Company as well as to the business of Almost Never (constituting our only business) after the Share Exchange as required by the context.

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

Basis of Presentation

The audited financial statements, including a summary of our significant accounting policies and notes thereto, should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

Upon the consummation of the transactions contemplated by the Exchange Agreement, on January 15, 2016, we issued 1,000,000 shares of our Series A Convertible Preferred Stock to the Almost Never Shareholders in exchange for all 2,500,000 shares of issued and outstanding common stock of Almost Never. As a result of the Exchange Agreement, Almost Never became our wholly-owned subsidiary, and the two Almost Never Shareholders have voting power equal to approximately 80% of the voting power of the Company.

Almost Never Films Inc. was founded as an Indiana corporation in July 2015. Activities since inception, through October 31, 2015, were devoted primarily to business development that included meetings with producers, actors, directors and screenwriters in the film industry to explore various partnerships and other collaborations. Development consists of meeting with screenwriters, producers, directors, talent agencies, and other motion picture industry executives.

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

On August 2, 2017, Derek Williams presented the Board of Directors of the Company with his resignation as Chief Operating Officer and a member of the Board of Directors of the Company. Mr. William’s decision to resign was not due to any disagreement with the Company.

On August 24, 2017, the Board of Directors of the Company appointed Daniel Roth as Chief Creative Officer of the Corporation and Damiano Tucci as Chief Operating Officer of the Corporation.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

Results of Operations for the period ended June 30, 2016 and the year ended June 30, 2017

Revenue and Cost of Goods Sold

For the period ended June 30, 2016 and the year ended June 30, 2017, the Company generated no revenues or cost of goods sold

General and Administrative Expenses and Professional Fees

General and administrative expenses for the year ending June 30, 2017, was $48,142. Professional fees for the year ending June 30, 2017 was $64,712. General and administrative expenses for the period ending June 30, 2016, was $15,161. Professional fees for the period ending June 30, 2016 was $58,393.

Other Expense

During the year ending June 30, 2017, the Company had interest expense of $11,558 relating to its notes payable. The Company also earned interest income of $5,159. During the period ending June 30, 2016, the Company had interest expense of $6,650 relating to its notes payable. The Company also incurred a loss on debt settlement of $745,800.

Net Loss

Our net loss for the year ending June 30, 2017 was $119,253. Our net loss for the period ending June 30, 2016 was $826,004.

Liquidity and Capital Resources

For the period ended June 30, 2016 and the year ended June 30, 2017

As of June 30, 2017, we had cash of $91,590, negative working capital of $11,761 and an accumulated deficit of $945,257. As of June 30, 2016, we had cash of $84,967, negative working capital of $278,906 and an accumulated deficit of $826,004.

Cash flows used in operating activities

During the year ended June 30, 2017, the Company used cash flows in operating activities of $108,377. A net loss of $119,253 was offset by an increase in prepaid expenses that resulted in a decrease of $13,481of cash, and an increase in accrued liabilities that generated $17,958, interest receivable resulted in a decrease of $5,159, while interest payable resulted in an increase of $11,558. During the period ended June 30, 2016, the Company used cash flows in operating activities of $60,033. A net loss of $826,004 was offset by a loss on debt settlement of $745,800, a decrease in prepaid expenses that generated $3,440 of cash, and an increase in accounts payable that generated $16,731.

Cash flows provided by investing activities

During the year ended June 30, 2017, the Company was used $400,000 through the issuance of promissory notes receivable.

Cash flows provided by financing activities

During the year ended June 30, 2017, the Company was provided $115,000 of cash flows from financing activities, and received $200,000 from promissory note payable, and $200,000 from promissory note payable – related party. During the period ended June 30, 2016, the Company was provided $135,000 of cash flows from financing activities. Proceeds from preferred share issuance was $10,000 for the year ended June 30, 2016.

Non-Cash Investing and Financing Activity

During the year ended June 30, 2017, the Company derecognized liabilities of $271,398.

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2017, the Company incurred a net loss of $119,253 and cash used in operating activities was $108,377, and as of that date, is delinquent in payments of $66,613 for a note payable. As of June 30, 2017, the Company had a working capital deficiency of $11,761 and an accumulated deficit of $945,257. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended June 30, 2017, the Company raised $115,000 from investors. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Almost Never Films, Inc.

We have audited the accompanying consolidated balance sheets of Almost Never Films Inc. and Subsidiaries (collectively the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended June 30, 2017 and for the period from July 8, 2015 (Date of inception) to June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2017 and 2016 and the results of its consolidated operations and its cash flows for the year ended June 30, 2017 and for the period from July 8, 2015 (Date of inception) to June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simon & Edward, LLP

Los Angeles, California

October 13, 2017

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$91,590	$84,967
Prepaid expense	16,607	3,126
Interest receivable	5,159	-
Promissory notes receivable	400,000	-
Total Current Assets	513,356	88,093
TOTAL ASSETS	513,356	88,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$41,436	$23,478
Payroll taxes and sales taxes payable	-	271,398
Interest payable	17,068	5,510
Promissory note payable	200,000	-
Promissory note payable - related party	200,000
Note payable	66,613	66,613
Total Current Liabilities	525,117	366,999

TOTAL LIABILITIES	525,117	366,999

Stockholders’ Deficit
Preferred stock, no par value, 5,000,000 shares authorized;
Series A voting preferred stock, 2,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized;
4,755,524 and 4,442,691 shares issued and outstanding, respectively	4,756	4,443
Common stock subscribed	-	10,000
Stock subscription receivable	-	(65,000)
Additional paid-in capital	928,740	597,655
Accumulated deficit	(945,257)	(826,004)
Total Stockholders’ Deficit	(11,761)	(278,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$513,356	$88,093

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

		From July 8, 2015
	Year ended June 30,	(Inception) to June 30,
	2017	2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	48,142	15,161
Professional fees	64,712	58,393
Total Operating Expenses	112,854	73,554

LOSS FROM OPERATIONS	(112,854)	(73,554)

OTHER EXPENSE (INCOME)
Interest income	5,159	-
Interest expense	(11,558)	(6,650)
Loss on debt settlement	-	(745,800)
	(6,399)	(752,450)

LOSS BEFORE INCOME TAXES	(119,253)	(826,004)

Provision for income taxes	-	-

NET PROFIT (LOSS)	$(119,253)	$(826,004)

COMPREHENSIVE LOSS	$(119,253)	$(826,004)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per share	$(0.03)	$(0.53)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,631,047	1,554,298

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

									Total
	Preferred Stock		Common Stock		Common		Additional		Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Stock Subscribed	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance - July 8, 2015	-	$-	-	$-	$-	$-	$-	$-	$-
Preferred stock issued for cash	1,000,000	-	-	-	-	-	10,000	-	10,000
Recapitalization	-	-	699,691	700	-	-	(593,002)	-	(592,302)
Preferred stock converted to common stock	(1,000,000)	-	2,500,000	2,500	-	-	(2,500)	-	-
Common stock subscribed	-	-	-	-	10,000	(65,000)	190,000		135,000
Common stock issued for debt	-	-	1,243,000	1,243	-	-	993,157	-	994,400
Net loss	-	-	-	-	-	-	-	(826,004)	(826,004)
Balance - June 30, 2016	-	-	4,442,691	4,443	10,000	(65,000)	597,655	(826,004)	(278,906)
Common stock issued for cash			143,750	144			114,856		115,000
Common stock issued			168,750	169	(6,750)	-	6,581		-
Stock Split Rounding			333	-	-	-	-	-	-
Nullified purchase of common stock			-	-	(3,250)	65,000	(61,750)		-
Derecognize liabilities			-	-			271,398		271,398
Net loss	-	-	-	-	-	-	-	(119,253)	(119,253)
Balance - June 30, 2017	-	$-	4,755,524	$4,756	$-	$-	$928,740	$(945,257)	$(11,761)

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30,	From July 8, 2015 (Inception) to June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(119,253)	$(826,004)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on debt settlement	-	745,800
Changes in operating assets and liabilities:
Prepaid expense	(13,481)	3,440
Interest receivable	(5,159)	-
Accrued liabilities	17,958	16,731
Interest payable	11,558	-
Net cash used in operating activities	(108,377)	(60,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory note receivable	(400,000)	-
Net cash used in investing activities	(400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuance	115,000	135,000
Proceeds from preferred share issuance	-	10,000
Promissory note payable	200,000
Promissory note payable - related party	200,000	-
Net cash provided by financing activities	515,000	145,000

Net increase in cash and cash equivalents	6,623	84,967
Cash and cash equivalents - beginning of period	84,967	-
Cash and cash equivalents - end of period	$91,590	$84,967

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Net liabilities assumed in recapitalization	$-	$(592,302)
Common stock issued for note payable	$-	$248,600
Stock subscription receivable	$-	$(65,000)
Preferred stock converted to common stock	$-	$100,000
Derecognition of liabilities	$271,398	$-

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Pursuant to the agreement, Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to Mr. Chan and Mr. Williams in exchange for all 2,500,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana). As a result of the share exchange, Almost Never Films Inc. (Indiana) became Smack’s wholly-owned subsidiary, and Mr. Chan and Mr. Williams acquired a controlling interest in the Company.

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

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 5,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

On August 9, 2017, the Company has approved a 1 for 40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been be applied retroactively for all periods presented.

The new symbol of the Company is HLWD in OTCQB.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2017, the Company had a net loss from continuing operations of $119,253 and net cash outflows from operating activities of $108,377. As of June 30, 2017, the Company is delinquent in payments of $66,613 of a note payable, and had a working capital deficiency of $11,761 and a accumulated deficit of $945,257. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash includes demand deposits with banks or other financial institutions. All cash balances are hold by major banking institutions. The Company maintains its cash with a financial institution, and at times, amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

As of June 30, 2017, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Subscription Receivable

The stock subscription receivable reflects the sales of common stock in March 2016 for which the Company had not received payment. As of June 30, 2017, the stock subscription receivable has been nullified based on a mutual agreement between the Company and the party involved in the subscription.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended June 30, 2017, and the period ended June 30, 2016, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PROMISSORY NOTES RECEIVABLE

On June 7, 2017, the Company received a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 is due to the Company forty-five (45) days from receipt of the funds.

On June 12, 2017, the Company received a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 is due to the Company forty-five (45) days from receipt of the funds.

As of June 30, 2017, an amount of $5,159 has been recorded as interest receivable.

The proceeds from the two Promissory Notes Receivable were utilized in order to provide a Bridge Loan to a third party in connection with the productions of the certain motion pictures. The Company received the payments from the two Promissory Notes Receivable subsequent to June 30, 2017. The Company has recorded $5,159 of interest income related to the two Promissory Notes Receivable for the year ended June 30, 2017.

NOTE 4 – PROMISSORY NOTES PAYABLE

On June 6, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to an unrelated third party. The principal of $200,000 is due to the lender ninety (90) days from receipt of the funds.

On June 9, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to William R. Kruse, one of the Company’s principle owners. The principal of $200,000 is due to the lender ninety (90) days from receipt of the funds.

As of June 30, 2017, an amount of $4,895 has been recorded as interest payable.

The Company has recorded $4,895 of interest expense related to the two promissory notes payable for the year ended June 30, 2017.

The Promissory Notes Payable were paid subsequent to June 30, 2017.

NOTE 5 – NOTE PAYABLE

In August 2015, the Company entered into an unsecured promissory note agreement with an individual. The agreement allowed for the Company to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding principal balance under the agreement at June 30, 2017 was $66,613. During the year ended June 30, 2017, and the period ended June 30, 2016, the Company incurred $6,663 and $5,510 of interest expense relating to the unsecured promissory note. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent. As of June 30, 2017 and June 30, 2016, amounts of $12,172 and $5,510 have recorded as interest payable.

NOTE 6 – SHARE CAPITAL

Common Stock

The Company has 25,000,000 authorized common shares with $0.001 par value.

During the period from July 8, 2015 to June 30, 2016, the Company issued 1,243,000 common shares to settle notes payable and accrued interest of $248,600; as a result, the Company incurred loss on debt settlement $745,800 for the period ended June 30, 2016.

In March 2016, the Company entered into three share purchase agreements with three investors for 250,000 common shares at $0.80 per share for total proceeds of $200,000, of which $135,000 was received by the Company prior to June 30, 2016 and $65,000 was recorded as stock subscription receivable as of June 30, 2016. For the year ended June 30, 2017, the stock subscription receivable has been nullified based on a mutual agreement between the Company and the party revolved in the subscription.

On November 22, 2016, the Company issued 312,500 common shares at $0.80 per share, for total proceeds of $250,000. A total of $135,000 was received prior to June 30, 2016 and the shares were issued on November 22, 2016. The remaining $115,000 was received on November 22, 2016, and the 143,750 shares were issued on November 22, 2016.

There were 4,755,524 shares of common stock issued and outstanding as June 30, 2017.

NOTE 7 – INCOME TAX

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended June 30, 2017	Period ended June 30, 2016
Federal income tax benefit attributable to:
Current Operations	$(40,546)	$(280,841)
Less: valuation allowance	40,546	280,841
Net provisions for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	Inception to
	June 30, 2017	June 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$321,387	$280,841
Less: valuation allowance	(321,387)	(280,841)
Net deferred tax asset	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended June 30, 2017, and the period ended June 30, 2016:

	Year Ended June 30, 2017	Period Ended June 30, 2016
Effective tax rate attributable to:
US statutory rate	34%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-34%	-34%
Tax per Financial Statements	-	-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $945,257 which expire in fiscal year of 2035, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no additional events have occurred that require disclosure, other than those disclosed below.

On August 9, 2017, the Company approved a 1 for 40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been applied retroactively for all periods presented.

On September 11, 2017, the Company amended the Articles of Incorporation to increase the authorized capital to 25,000,000 shares of common stock.

Subsequent to June 30, 2017, two Promissory Notes Receivable (refer to Note 3) totaling $400,000, were received by the Company. In addition, subsequent to June 30, 2017, two Promissory Notes Payable (refer to Note 4) amounting to $400,000, were settled by the Company.

On July 3, 2017, the Company entered into an agreement to purchase 85,475 of its own shares for the purchase price of $20,000, $0.20 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

·	Lack of proper segregation of duties due to limited personnel;

·	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Danny Chan	39	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2016
Derek Williams*	36	Chief Operating Officer	January 15, 2016
Daniel Roth#	47	Chief Creative Officer	August 24, 2017
Damiano Tucci	28	Chief Operating Officer	August 24, 2017

__________

*Resigned on August 2, 2017.

# Appointed on August 24, 2017.

The principal occupation and business experience during the past five years for our executive officers and directors are as follows:

Danny Chan, 39, Chief Executive Officer, Chief Financial Officer, Director. Danny Chan joined us as Chief Executive Officer, Chief Financial Officer and a director of our Board on January 15, 2016. Since October of 2012 to Present, Mr. Chan serves as a managing director of Iconic Private Equity Partners. From July of 2010 to September of 2012 Mr. Chan served as managing director of Raider Capital Corporation. Mr. Chan earned a bachelor's degree in finance from Indiana University.

Derek Williams, 36, Chief Operating Officer. Derek Williams joined us as Chief Operating Officer on January 15, 2016 and resigned on August 2, 2017. Since February 2013 to present, Mr. Williams has been a private investor managing his family estate while also creating fine art for his private clientele, Mr. Williams has over thirteen years of experience working on visual effects in Hollywood. While attending university he began his film career working on Looney Toons Back in Action and A Cinderella Story. From May of 2012 to January of 2013, Mr. Williams held a position with GS Entertainment working on visual effects. From December of 2011 to May of 2012, Mr. Williams held a position at leading visual effects company Pixel Magic. He was responsible for coordinating a multinational 3D conversion team with offices in Los Angeles, Lafayette Louisiana, and India. Films Mr. Williams has worked on for both visual effects and 3D conversion include movies such as Harry Potter Deathly Hollows Part I and II, Jonah Hex, Chronicles of Narnia: The Voyage of The Dawn Treader, The Help, Fright Night, The Twilight Saga: Breaking Dawn Part I, Ghost Rider Spirit of Vengeance, Men In Black 3, The Conjuring, Gangster Squad, Beautiful Creatures, Looper, After Earth, Secretariat and Thunderstruck. Mr. Williams is a graduate of Occidental College.

Daniel T Roth, 47, Chief Creative Officer. has over 20 years of experience in the film and television industry. specializing in developing, financing and producing content for film. Previously, from September of 2012 until August 24, 2017, Mr. Roth was a co-founder and partner of Parkside Pictures. Mr. Roth began his career in 1997 as a casting director, eventually opening his company Casting House in 2002 with offices in New York and Los Angeles.

Mr. Roth has produced over 30 movies over his career, including producing “LBJ” directed by Rob Reiner and starring Woody Harrelson, which premiered in September 2016 at the Toronto Film Festival. Also producing the Rob Cohen (“Fast & Furious”) film Hurricane Heist.” Mr. Roth is a graduate of the Ohio State University.

Damiano Tucci, 28, Chief Operating Officer. was a co-founder and partner of Parkside Pictures, from September of 2012 till August 24, 2017. Mr. Tucci He has over eleven years of experience in the film industry specializing in physical production and film finance. He transitioned from child actor to producer as a young teenager and has produced more than thirty-five films in his career.

At Parkside, Mr. Tucci produced and financed films with the likes of Anna Paquin, Denise Richards, James Belushi, Adrian Grenier, John Krasinski, Ray Liotta and John Ratzenberger. Recent undertakings include executive producing Rob Reiner’s "LBJ" starring Woody Harrelson, and Rob Cohen’s "Hurricane Heist" starring Maggie Grace and Ryan Kwanten.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from July 8, 2015, through June 30, 2017, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2017 and 2016. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Danny Chan	2016	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Derek Williams (1)	2016	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

____________

(1)	Derek Williams resigned on August 2, 2017, following the end of the fiscal year ended June 30, 2017

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

No director has been compensated for his role as a Director in the fiscal years ended June 30, 2016 or 2017.

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

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 4, 2017, after the 1 for 40 reverse stock split, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 8605 Santa Monica Blvd #98258 West Hollywood, California 90069-4109.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
5% Stockholder
William R. Kruse (1)	Common Stock	1,552,950	33.25%
Named Executive Officers and Directors
Danny Chan, Chief Executive Officer, Chief Financial Officer and Director	Common Stock	776,476	16.62%
Derek Williams, Chief Operating Officer*	Common Stock	0	0%
Daniel T. Roth, Chief Creative Officer#	Common Stock	776,476	16.62%
Damiano Tucci, Chief Operating Officer#	Common Stock	776,476	16.62%
All directors and officers as a group (2 persons)	Common Stock	2,329,428	49.9%

___________

* Resigned on August 2, 2017.

#Appointed on August 24, 2017.

(1) 1340 S Main Ste 300

Grapevine TX 76051

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2017 and June 30, 2016:

Fees	2017
Simon & Edward LLP

Audit fees	$8,000
Audit Related Fees	$-
Tax fees	$1,500
All other fees	$-

Total Fees	$9,500

Fees	2016
	Somerset CPAs	Simon & Edward LLP
Audit fees	$5,000		$3,500
Audit Related Fees	$-	$
Tax fees	$-	$
All other fees	$-	$

Total Fees	$5,000		$3,500

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees Somerset CPAs did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ITEM. 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
10.1#		Collaboration agreement, by and between Almost Never Films, Inc. and Konweiser Brothers Media, dated November 15, 2016.
10.2+		Collaboration Agreement, by and between Almost Never Films, Inc. and Saisam Entertainment, LLC, dated December 12, 2016.
10.3^		Promissory Note, dated June 6, 2017, issued by Almost Never Films, Inc.
10.4^		Non-Transferrable Promissory Note, dated June 7, 2017, issued by the Money Pool, LLC
10.5@		Promissory Note, dated June 9, 2017, issued by Almost Never Films, Inc.
10.6@		Non-Transferrable Promissory Note, dated June 12, 2017, issued by the Money Pool, LLC

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

_____________

* Filed herewith.

# Filed as an Exhibit to Form 8-K, filed on November 18, 2016, and incorporated herein by reference.

+ Filed as an Exhibit to Form 8-K, filed on December 13, 2016, and incorporated herein by reference.

^ Filed as an Exhibit to Form 8-K, filed on June 9, 2017, and incorporated herein by reference.

@ Filed as an Exhibit to Form 8-K, filed on June 15, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Dated: October 13, 2017	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer and Chief Financial Officer

