Form 10-Q
period 2017-09-30
Almost Never Films Inc.
filed 2017-11-13
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

____________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of November 13, 2017 was 4,670,049.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

September 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$640,937	$91,590
Interest receivable	-	5,159
Promissory notes receivable	-	400,000
Prepaid expenses	8,826	16,607
Loan Receivable	12,000	-
Total Current Assets	661,763	513,356

TOTAL ASSETS	$661,763	$513,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$56,681	$41,436
Interest payable	14,906	17,068
Note payable	66,613	66,613
Promissory Note Payable	-	200,000
Promissory note payable - related party	-	200,000
Total Current Liabilities	138,200	525,117

Long-term Liabilities
Promissory note payable - related party	350,000	-

TOTAL LIABILITIES	488,200	525,117

Stockholders' Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 4,670,049 and 4,755,524 shares issued and outstanding respectively.	4,670	4,756

Additional paid in capital	908,826	928,740
Stock subscription	250,000	-
Accumulated deficit	(989,933)	(945,257)
Total Stockholders' Equity	173,563	(11,761)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$661,763	$513,356

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administration	21,976	4,060
Professional	19,703	13,465
Total operating expenses	41,679	17,525

Loss from operations	(41,679)	(17,525)

Other Expenses (Income)
Interest income	4,841	-
Interest expense	(7,838)	(1,679)
Total other income (expense)	(2,997)	(1,679)

Net loss before taxes	(44,676)	(19,204)
Provision for income taxes	-	-
Net loss	$(44,676)	$(19,204)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	4,673,765	4,442,691

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(44,676)	$(19,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable	5,159	-
Prepaid expense	7,781	1,876
Accrued liabilities	15,245	3,459
Interest payable	(2,162)	-
Net Cash Used in Operating Activities	(18,653)	(13,869)

Cash Flows from Investing Activities:
Promissory note receivable	400,000	-
Net Cash provided by Investing Activities	400,000	-

Cash Flows from Financing Activities:
Proceeds from common stock subscribed	250,000	-
Retirement of Common Stock	(20,000)	-
Loan receivable	(12,000)	-
Promissory note payable – related party	350,000	-
Payment of Promissory note payable	(200,000)	-
Payment of Promissory note payable - related party	(200,000)	-
Net Cash Provided By Financing Activities	168,000	-

Net Increase in Cash and Cash Equivalents	549,347	(13,869)
Cash and Cash Equivalents, beginning of period	91,590	84,967
Cash and Cash Equivalents, end of period	$640,937	$71,098

Supplemental Disclosure Information:
Cash paid for interest	$10,000	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2017, the Company had a net loss from continuing operations of $44,676 and net cash outflows from operating activities of $18,653. As of September 30, 2017, the Company is delinquent in payments of $66,613 of a note payable and an accumulated deficit of $989,933. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities.

Management has reviewed the entity’s financial condition, and has improved the Company’s working capital during the past fiscal year. Management believes the Company will be able to fund operations for the next year through cash on hand, and further potential equity and debt offerings. There are no other significant conditions or events that management has identified that will adversely affect the Company’s ability to meet its obligations over the next year of operations.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2017, which were included in the Company’s 2017 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2017, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Cash

Cash includes demand deposits with banks or other financial institutions. All cash balances are hold by major banking institutions. The Company maintains its cash with a financial institution, and at times, amounts may exceed federally insured limits. Currently the FDIC insurance coverage limit is $250,000, and therefore the Company is potentially exposed to un-insured cash balances of $390,937. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

As of September 30, 2017, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Stock Repurchase and Cancellation

During the three months ended September 30, 2017, the Company repurchased and cancelled 85,475 shares of common stock. The Company accounted for the transaction in accordance with ASC 505 – Equity – 30 Treasury Stock, Purchase of Treasury Shares or Stock Rights.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2017, and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

During the three months ended September 30, 2017, a total amount of $4,841 was recorded as interest income.

The Company received full payments for the two Promissory Notes Receivable and $10,000 of interest income related to the two Promissory Notes Receivable during the three months ended September 30, 2017.

NOTE 4 – PROMISSORY NOTES PAYABLE

On June 6, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to an unrelated third party. The principal of $200,000 is due to the lender ninety (90) days from receipt of the funds. The promissory note payable, was fully paid along with interest payable as of September 30, 2017.

During the three months ended September 30, 2017, a total amount of $2,396 was recorded as interest expense.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 9, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to William R. Kruse, one of the Company’s principle owners. The principal of $200,000 was due to the lender ninety (90) days from receipt of the funds. The note was fully paid along with interest of $5,000, during the three months ended September 30, 2017. During the three months ended September 30, 2017, interest expense of $2,708 was recorded.

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 to Kruse Farms, LP., a Company owned by one of the Company’s principle owners. The principal of $350,000 is due to the lender in twenty four (24) months from receipt of the funds. An interest payable of $1,055 has been recorded as of September 30, 2017. During the three months ended September 30, 2017, interest expense of $1,055 was recorded. The proceeds will be used by the Company to fund production of a motion picture.

NOTE 6 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding principal balance under the agreement at September 30, 2017 was $66,613. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent. As of September 30, 2017 and June 30, 2017 amounts of $13,851 and $12,172 have recorded as interest payable. For the three months ended September 30, 2017, and 2016 interest expense of $1,679 was recorded.

NOTE 7 – SHARE CAPITAL

Common Stock

On August 9, 2017, the Company has approved a 1 for 40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been be applied retroactively for all periods presented.

On September 11, 2017, the Company amended the Articles of Incorporation to decrease the authorized capital to 25,000,000 shares of common stock.

During the three months ended September 30, 2017, the company entered into two share purchase agreements with two investors for 250,000 shares at $1 per share. The company has received a $250,000 and has recorded as stock subscription of $250,000.

On July 5, the Company repurchased and cancelled 85,475 shares of common stock of the company for $20,000.

There were 4,670,049 shares of common stock issued and outstanding as September 30, 2017.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 11, 2017, the Company received $150,000 and issued a promissory note for $150,000 to an unrelated party, due on December 11, 2017, bearing a total of 10% interest for the duration of the note. The Company will use the proceeds to fund the production of a motion picture.

On October 9, 2017, the Company registered One HLWD KY LLC, a limited liability corporation that will be used for the operations of a motion picture the Company plans on creating.

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

On January 15, 2016, pursuant to the share exchange agreement, among Almost Never Films Inc. f/k/a Smack Sportswear (the “Company”, “we,” “our” or “us”), Almost Never Films Inc. (“ANF”), an Indiana corporation, and the two shareholders of ANF (the “ANF Shareholders”), we issued to the ANF Shareholders, 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF (the “Share Exchange”). As a result of the Share Exchange, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective January 15, 2017.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to "HLWD".

We have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share. As of the date of this Report, an aggregate of 4,670,049 shares of our Common Stock.

On March 4, 2016, all 1,000,000 preferred shares were converted into 2,500,000 common shares.

Our principal executive office is now located at 8605 Santa Monica Blvd #98258, West Hollywood, CA 90069-4109.

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

Results of Operations

For the three months ended September 30, 2017 compared to September 30, 2016

During the three months ended September 30, 2017, the Company had no revenue and incurred $21,976 on general and administrative expenses and $19,703 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended September 30, 2016, the Company had no revenue and incurred $4,060 on general and administrative expenses and $13,465 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements

Other Expense

During the three months ended September 30, 2017, the Company incurred interest expenses of $7,838, relating to an unsecured promissory notes payable. During the three months ended September 30, 2016, the Company incurred interest expenses of $1,679, relating to an unsecured promissory notes payable

Net Loss

The Company’s net loss for the three months ended September 30, 2017 was $44,676. The Company’s net loss for the three months ended September 30, 2016 was $19,204.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2017, we had a cash balance of $640,937. As of June 30, 2016, we had a cash balance of $91,590. Per management’s estimates, the Company has sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2017, the Company incurred a net loss from continuing operations of $44,676 and cash used in operating activities was $18,653. As of September 30, 2017, the Company is delinquent in payments of $66,613 of a note payable. As of September 30, 2017, the Company had working capital of $523,563 and a shareholders’ equity of $173,563. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

There were no cash flows used in investing activities or financing in the three months ended September 30, 2017.

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

Off-balance sheet arrangements

During the three months ended September 30, 2017, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: November 13, 2017	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

