Form 10-Q
period 2017-12-31
Almost Never Films Inc.
filed 2018-02-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2017

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

The number of shares of registrant’s common stock outstanding as of February 12, 2018 was 4,670,049.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

December 31, 2017

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the "Super 8-K"), in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$381,303	$91,590
Interest receivable	-	5,159
Promissory notes receivable	350,000	400,000
Prepaid expenses and deposits	32,523	16,607
Loan Receivable	12,000	-
Total Current Assets	775,826	513,356

Film costs	414,937	-

TOTAL ASSETS	$1,190,763	$513,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$60,369	$41,436
Interest payable	29,608	17,068
Note payable	66,613	66,613
Promissory Note Payable	450,000	200,000
Promissory note payable - related party	-	200,000
Total Current Liabilities	606,590	525,117

Long-term Liabilities
Promissory note payable - related party	350,000	-

TOTAL LIABILITIES	956,590	525,117
Commitments and Contingencies	-	-

Stockholders' Equity Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 4,670,049 and 4,755,524 shares issued and outstanding respectively.	4,670	4,756
Additional paid in capital	908,826	928,740
Stock subscription	386,000	-
Accumulated deficit	(1,065,323)	(945,257)
Total Stockholders' Equity	234,173	(11,761)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,190,763	$513,356

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	-	$-	$-

Operating Expenses
General and administration	25,130	5,864	47,106	9,924
Professional	35,558	32,865	55,261	46,330
Total operating expenses	60,688	38,729	102,367	56,254

Loss from operations	(60,688)	(38,729)	(102,367)	(56,254)

Other (Expense) Income
Interest income	-	-	4,841	-
Interest expense	(14,702)	(1,679)	(22,540)	(3,358)
Total other income (expense)	(14,702)	(1,679)	(17,699)	(3,358)

Net loss before taxes	(75,390)	(40,408)	(120,066)	(59,612)
Provision for income taxes	-	-	-	-
Net loss	$(75,390)	(40,408)	$(120,066)	$(59,612)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	(0.01)	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,670,049	4,580,053	4,672,359	4,510,997

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(120,066)	$(59,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable	5,159	-
Prepaid expense	(15,916)	(19,971)
Film costs	(414,937)	-
Accrued liabilities	18,933	18,711
Interest payable	12,540	-

Net Cash Used in Operating Activities	(514,287)	(60,872)

Cash Flows from Investing Activities:
Issuance of Promissory note receivable	(350,000)	-
Collection of Promissory note receivable	400,000
Loan receivable	(12,000)	-
Net Cash Provided by Investing Activities	38,000	-

Cash Flows from Financing Activities:
Proceeds from common stock subscribed	386,000	-
Retirement of Common Stock	(20,000)	-
Promissory note payable	800,000	-
Payment of Promissory note payable	(200,000)	-
Payment of Promissory note payable - related party	(200,000)	-
Proceeds from issuance of stock	-	115,000
Net Cash Provided By Financing Activities	766,000	115,000

Net Increase in Cash and Cash Equivalents	289,713	54,128
Cash and Cash Equivalents, beginning of period	91,590	84,967
Cash and Cash Equivalents, end of period	$381,303	$139,095

Supplemental Disclosure Information:
Cash paid for interest	$10,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production, finance and production related services for movies under budgets of $35 million.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2017, the Company had a net loss from operations of $102,367 and net cash outflows from operating activities of $514,287. As of December 31, 2017, the Company is delinquent in payments of $66,613 of a note payable and has an accumulated deficit of $1,065,323. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana), One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky), Three HLWD KY (Kentucky), LLC, and FWIL, LLC (Indiana). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, film costs, among others. Actual results could differ from these estimates.

Cash

Cash includes demand deposits with banks or other financial institutions. All cash balances are hold by major banking institutions. The Company maintains its cash with a financial institution, and at times, amounts may exceed federally insured limits. Currently the FDIC insurance coverage limit is $250,000, and the Company is potentially exposed to no un-insured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Film Costs

The Company records film costs in accordance with ASC – 926 - Entertainment – Films. Film costs include direct production costs, production overhead and acquisition costs for both motion picture and television productions and are stated at the lower of unamortized cost or estimated fair value and classified as noncurrent assets. Estimates used in calculating the fair value of the film costs are based upon assumptions about future demand and market conditions and are reviewed on a periodic basis.

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

As of December 31, 2017, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 926 - 605 – Entertainment - Films. Revenue is recognized only when all of the following criteria have been met: (i) persuasive evidence of a sale or licensing agreement with a customer exists; (ii) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured.

Stock Repurchase and Cancellation

During the six months ended December 31, 2017, the Company repurchased and cancelled 85,475 shares of common stock. The Company accounted for the transaction in accordance with ASC 505 – Equity – 30 Treasury Stock, Purchase of Treasury Shares or Stock Rights.

Stock Subscription Receivable

The Company has accounted for Stock Subscription Receivable in accordance with ASC – 505 – Equity – 10, and has included the Stock Subscription Receivable balance in equity.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2017, and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

During the six months and three months ended December 31, 2017, a total amount of $4,841 was recorded as interest income.

The Company received full payments for the two Promissory Notes Receivable and $10,000 of interest income related to the two Promissory Notes Receivable during the six months ended December 31, 2017.

On December 14, 2017, the Company entered into a promissory note agreement for $450,000, for the borrower to utilize the funds for production costs of a motion picture with a non-related party. As of December 31, 2017, the Company had provided the borrower with $350,000. Per the terms of the promissory note, the security for the promissory note is the tax credits and tax credit proceeds of the motion picture. The promissory note is non-interest bearing, and no terms of repayment. The Company expects to collect the full balance by August 2018.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	December 31, 2017	June 30, 2016
Motion picture and television productions	414,937	-

Film Costs	414,937	-

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

NOTE 5 – PROMISSORY NOTES PAYABLE

On June 6, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to an unrelated third party. The principal of $200,000 is due to the lender ninety (90) days from receipt of the funds. The promissory note payable, was fully paid along with interest payable as of December 31, 2017.

During the three and six months ended December 31, 2017, a total amount of $0 and $2,396 was recorded as interest expense, respectively.

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $2,859 has been recorded as of December 31, 2017. During the three and six months ended December 31, 2017, interest expense of $2,859 was recorded. The proceeds will be used by the Company to fund the motion picture known as One HLWD KY LLC.

On December 17, 2017, the Company issued a $300,000 Promissory Note in exchange for receiving $300,000 proceeds. The principal of $300,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $1,342 has been recorded as of December 31, 2017. During the three and six months ended December 31, 2017, interest expense of $1,342 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 9, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to William R. Kruse, one of the Company’s principle owners. The principal of $200,000 was due to the lender ninety (90) days from receipt of the funds. The note was fully paid along with interest of $5,000, during the six months ended December 31, 2017. During the six months and three months ended December 31, 2017, interest expense of $2,708 and $0, respectively, was recorded.

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 to Kruse Farms, LP., a Company owned by one of the Company’s principle owners. The principal of $350,000 is due to the lender in twenty four (24) months from receipt of the funds. An interest payable of $9,877 has been recorded as of December 31, 2017. During the six months and three months ended December 31, 2017, interest expense of $9,877, and $8,822, respectively, was recorded. The proceeds will be used by the Company to fund production of a motion picture.

NOTE 7 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding principal balance under the agreement at December 31, 2017 was $66,613. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent. As of December 31, 2017 and June 30, 2017 amounts of $15,530 and $12,172 have recorded as interest payable. For the three and six months ended December 31, 2017, interest expense of $1,679 and $3,358 was recorded, respectively. For the three and six months ended December 31, 2016, interest expense of $1,679 and $3,358 was recorded, respectively.

NOTE 8 – SHARE CAPITAL

Common Stock

On August 9, 2017, the Company has approved a 1 for 40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been applied retroactively for all periods presented.

On September 11, 2017, the Company amended the Articles of Incorporation to increase the authorized capital to 25,000,000 shares of common stock.

During the six months ended December 31, 2017, the company entered into three share purchase agreements with three investors for 386,000 shares at $1 per share. The company has received a $386,000 and has recorded as stock subscription of $386,000.

On July 5, 2017, the Company repurchased and cancelled 85,475 shares of common stock of the company for $20,000.

There were 4,670,049 shares of common stock issued and outstanding as of December 31, 2017.

NOTE 9 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2017	2017	2016	2016
Federal income tax benefit attributable to:
Net operating loss	$25,633	$40,823	$13,739	$20,268
Less: valuation allowance	(25,633)	(40,823)	(13,739)	(20,268)
Net provisions for Federal income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	As of
	December 31,	June 30,
	2017	2017
Deferred tax asset attributable to:
Net operating loss carryover	$85,624	$44,801
Less: valuation allowance	(85,624)	(44,801)
Net deferred tax asset	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended December 31, 2017 and 2016:

	Three months ended December 31, 2017	Six months ended December 31, 2017	Three months ended December 31, 2016	Six months ended December 31, 2016
Effective tax rate attributable to:
US statutory rate	34%	34%	34%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-34%	-34%	-34%	-34%
Tax per Financial Statements	-	-	-	-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of $251,835 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on independent film company focused on film production, finance and production related services for movies under budgets of $35 million.

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

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 50,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2017.

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

There were no shares of preferred stock issued and outstanding as of December 31, 2017 or June 30, 2017.

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

On August 9, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

On November 10, 2017 the Company executed a First Amendment Agreement to its 6x picture Production and Distribution Agreement between Big Film Factory LLC (“Big Film” or “Prodco”) and Pure Flix Entertainment LLC (“PFE”), (the “Agreement”). The Agreement memorializes the understanding with respect to the development, packaging, production, post-production and worldwide distribution of the films intended for initial and primary worldwide exhibition. The Company, a Nevada corporation, will be added as a party to the initial agreement by and between Big Film and PFE, wherever Big Film is referenced in connection with providing production services in conjunction with Big Film as well as providing production capital and cash following each of the first six (6) films produced under the Agreement (“6 Pictures”). Both Prodco and PFE agree to expand the defined role of “Prodco” in the Agreement, to add the Company to that definition, and grant the Company equally the same role and responsibilities heretofore only held by Big Film in connection with the 6 Pictures.

The Company will be accorded a company credit and producer credits equal to those of Big Film. Furthermore, Prodco will provide the Company, Big Film and PFE with Producer’s E & O Insurance for a term of not less than three (3) years from delivery of any such Picture to PFE, and with limits of $1 million/$3 million/ $25K SIR as are common to the television/SVOD industry.

Criteria

We are a film company focused on film production, finance and production related services for movies under budgets of $35 million.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to "HLWD"

We had authorized 6,750,000 shares of capital stock, consisting of (i) 1,750,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share. As of the date of this Report, an aggregate of 4,670,049 shares of our Common Stock On March 4, 2016, all 1,000,000 preferred shares were converted into 100,000,000 common shares (pre-split basis).

Our principal executive office is now located at 8605 Santa Monica Blvd #98258, West Hollywood, CA 90069-4109.

Our Business

The Company is an independent film company focused on film production, finance and production related services for movies under budgets of $35 million.

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

Results of Operations

For the three months ended December 31, 2017 compared to December 31, 2016

During the three months ended December 31, 2017, the Company had no revenue and incurred $25,130 on general and administrative expenses and $35,558 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended December 31, 2016, the Company had no revenue and incurred $5,864 on general and administrative expenses and $32,865 on professional fees. The increase in general and administration fees were primarily due to an increase in filing fees, insurance expenses, and travel expenses.

Other Expense

During the three months ended December 31, 2017, the Company incurred interest expenses of $14,702. During the three months ended December 31, 2016, the Company incurred interest expenses of $1,679.

Net Loss

The Company’s net loss for the three months ended December 31, 2017 was $75,390. The Company’s net loss for the three months ended December 31, 2016 was $40,408.

For the six months ended December 31, 2017 compared to December 31, 2016

During the six months ended December 31, 2017, the Company had no revenues and incurred $47,106 on general and administrative expenses and $55,261 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the six months ended December 31, 2016, the Company had no revenue and incurred $9,924 on general and administrative expenses and $46,330 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. The increase in general and administration fees were primarily due to an increase in filing fees, insurance expenses, and travel expenses.

Other Expense

During the six months ended December 31, 2017, the Company incurred interest expenses of $22,540, and interest income of $4,841. During the six months ended December 31, 2016, the Company incurred interest expenses of $3,358.

Net Loss

The Company’s net loss for the six months ended December 31, 2017 was $120,066. The Company’s net loss for the six months ended December 31, 2016 was $59,612.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2017, we had a cash balance of $381,303. As of June 30, 2017, we had a cash balance of $91,590. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the six months ended December 31, 2017, the Company received $386,000 for the issuance of common stock subscribed pursuant to Regulation D of the Securities Act.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2017, the Company incurred a net loss from continuing operations of $120,066 and cash used in operating activities was $514,287. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

There was $38,000 cash inflow from investing activities, and $766,000 cash flows from financing activities in the six months ended December 31, 2017.

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

Off-balance sheet arrangements

During the six months ended December 31, 2017, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 14, 2017, Howard and Ruth Weiss purchased 136,000 shares at a price per share of $1.00 pursuant to Regulation D of the Securities Act. The proceeds of such purchase are being used for general and administrative purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Company	SB2	333-148510	3.1	1/7/2008
3.2	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.2	4/13/2012
3.3	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.1	2/29/2017
3.4	Bylaws of the Company	SB2	333-148510	3.2	1/7/2008
4.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	000-53049	4.1	1/18/2017
10.1	Share Exchange Agreement dated January 15, 2017 by and among SMACK Sportswear, Inc., Almost Never Films Inc., and the Shareholders of Almost Never Films Inc.	8-K	000-53049	2.1	1/18/2017
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					☒
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
_______________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: February 20, 2017	By:	/s/ Danny Chan
Danny Chan Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

