Form 10-Q
period 2018-03-31
Almost Never Films Inc.
filed 2018-05-21
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53049

ALMOST NEVER FILMS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1665960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Blvd #98258

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

The number of shares of registrant’s common stock outstanding as of May 18, 2018 was 5,203,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

March 31, 2018

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2016 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$97,762	$91,590
Interest receivable	-	5,159
Promissory notes receivable	350,000	400,000
Prepaid expenses and deposits	38,826	16,607
Loan Receivable	32,000	-
Total Current Assets	518,588	513,356

Film costs	967,249	-

TOTAL ASSETS	$1,485,837	$513,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$68,657	$41,436
Interest payable	55,755	17,068
Note payable	66,613	66,613
Promissory Note Payable	780,000	200,000
Promissory note payable - related party	-	200,000
Total Current Liabilities	971,025	525,117

Long-term Liabilities
Promissory note payable - related party	350,000	-

TOTAL LIABILITIES	1,321,025	525,117

Stockholders’ Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 4,670,049 and 4,755,524 shares issued and outstanding respectively.	4,670	4,756
Additional paid in capital	908,826	928,740
Stock subscription	386,000	-
Accumulated deficit	(1,134,684)	(945,257
Total Stockholders’ Equity	164,812	(11,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,485,837	$513,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$10,000	-	$10,000	$-

Operating Expenses
General and administration	47,905	13,208	95,011	23,132
Professional fees	5,309	12,468	60,570	58,798
Total operating expenses	53,214	25,676	155,581	81,930

Loss from operations	(43,214)	(25,676)	(145,581)	(81,930)

Other (Expense) Income
Interest income	-	-	4,841	-
Interest expense	(26,147)	(1,643)	(48,687)	(5,001)
Total other income (expense)	(26,147)	(1,643)	(43,846)	(5,001)

Net loss before income taxes	(69,361)	(27,319)	(189,427)	(86,931)
Provision for income taxes	-	-	-	-
Net loss	$(69,361)	(27,319)	$(189,427)	$(86,931)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	(0.01)	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,670,049	4,755,191	4,670,049	4,591,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(189,427)	$(86,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable	(5,159)	-
Prepaid expenses and deposits	(22,219)	(21,721)
Accrued liabilities	27,222	18,362
Interest payable	49,005	-
Film costs	(967,249)	-
Net Cash Used in Operating Activities	(1,107,828)	(90,290)

Cash Flows from Investing Activities:
Issuance of Promissory note receivable	(350,000)	-
Collection of Promissory note receivable	400,000	-
Loan receivable	(32,000)	-
Net Cash Provided by Investing Activities	18,000	-

Cash Flows from Financing Activities:
Proceeds from common stock subscribed	386,000	-
Retirement of Common Stock	(20,000)	-
Promissory note payable	1,130,000	-
Payment of Promissory note payable	(200,000)	-
Payment of Promissory note payable - related party	(200,000)	-
Proceeds from issuance of stock	-	115,000
Net Cash Provided By Financing Activities	1,096,000	115,000

Net Increase in Cash and Cash Equivalents	6,172	24,710
Cash and Cash Equivalents, beginning of period	91,590	84,967
Cash and Cash Equivalents, end of period	$97,762	$109,677

Supplemental Disclosure Information:
Cash paid for interest	$10,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2018, the Company had a net loss from operations of $189,427 and net cash outflows from operating activities of $1,107,828. As of March 31, 2018, the Company has an accumulated deficit of $1,134,684. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana) and FWIL, LLC (Indiana), and its 90 % owned subsidiaries, One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

As of March 31, 2018, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Stock Repurchase and Cancellation

During the nine months ended March 31, 2018, the Company repurchased and cancelled 85,475 shares of common stock. The Company accounted for the transaction in accordance with ASC 505 – Equity – 30 Treasury Stock, Purchase of Treasury Shares or Stock Rights.

Stock Subscription Receivable

The Company has accounted for Stock Subscription Receivable in accordance with ASC – 505 – Equity – 10, and has included the Stock Subscription Receivable balance in equity.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2018, and 2017, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning December 15, 2017. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09.

The Company will adopt the new guidance as of July 1, 2018. The Company has evaluated the new guidance and the adoption is not expected to have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

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

During the three and nine months ended March 31, 2018, a total amount of $0 and $4,841, respectively was recorded as interest income.

The Company received full payments for the two Promissory Notes Receivable and $10,000 of interest income related to the two Promissory Notes Receivable during the nine months ended March 31, 2018.

On December 14, 2017, the Company entered into a promissory note agreement for $450,000, for the borrower to utilize the funds for production costs of a motion picture with a non-related party. As of March 31, 2018, the Company had provided the borrower with $350,000. Per the terms of the promissory note, the security for the promissory note is the tax credits and tax credit proceeds of the motion picture. The promissory note is non-interest bearing, and no terms of repayment. The Company expects to collect the full balance by August 2018.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	March 31, 2018	June 30, 2017
Motion picture and television productions	967,249	-

Film Costs	967,249	-

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

As of March 31, 2018, the Company performed fair value measurements related to film costs and determined that there were no indicators of impairment. During the nine months ended March 31, 2018, the Company did not recognize impairment loss.

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

NOTE 5 – PROMISSORY NOTES PAYABLE

On June 6, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to an unrelated third party. The principal of $200,000 is due to the lender ninety (90) days from receipt of the funds. The promissory note payable, was fully paid along with interest payable as of March 31, 2018.

During the three and nine months ended March 31, 2018, a total amount of $0 and $2,396 was recorded as interest expense, respectively.

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $6,035 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $3,176 and $6,035 was recorded, respectively. The proceeds will be used by the Company to fund the motion picture known as One HLWD KY LLC.

On December 17, 2017, the Company issued a $300,000 Promissory Note in exchange for receiving $300,000 proceeds. The principal of $300,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $8,548 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $7,188 and $8,530 was recorded, respectively. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $1,885 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $1,885 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $1,452 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $1,452 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $2,137 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $2,137 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 9, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to William R. Kruse, one of the Company’s principle owners. The principal of $200,000 was due to the lender ninety (90) days from receipt of the funds. The note was fully paid along with interest of $5,000, during the nine months ended March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $0 and $2,708, respectively, was recorded.

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 to Kruse Farms, LP., a Company owned by one of the Company’s principle owners. The principal of $350,000 is due to the lender in twenty four (24) months from receipt of the funds. An interest payable of $18,507 has been recorded as of March 31, 2018. During the three and nine months ended March 31, 2018, interest expense of $8,630 and $18,507, respectively, was recorded. The proceeds will be used by the Company to fund production of a motion picture.

During the nine months ended March 31, 2018, the Company advanced $20,000 to the Company’s Chief Creative Officer. The loan receivable bears no interest and is due on March 28, 2019.

NOTE 7 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. The outstanding principal balance under the agreement at March 31, 2018 was $66,613. The outstanding principal amount and all accrued and unpaid interest was due by August 2016 and is currently delinquent. As of March 31, 2018 and June 30, 2017 amounts of $17,209 and $12,172 have recorded as interest payable. For the three and nine months ended March 31, 2018, interest expense of $1,679 and $5,037 was recorded, respectively. For the three and nine months ended March 31, 2017, interest expense of $1,661 and $5,001 was recorded, respectively.

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

During the nine months ended March 31, 2018, the company entered into three share purchase agreements with three investors for 386,000 shares at $1 per share. The company has received a $386,000 and has recorded as stock subscription of $386,000.

On July 5, 2017, the Company repurchased and cancelled 85,475 shares of common stock of the company for $20,000.

There were 4,670,049 shares of common stock issued and outstanding as of March 31, 2018.

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contains several key tax provisions that affect the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Federal income tax benefit attributable to:
Net operating loss	$(18,173)	$9,289	$22,650	$29,557
Less: valuation allowance	18,173	(9,289)	(22,650)	(29,557)
Net provisions for Federal income taxes	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	As of
	March 31,	June 30,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$67,451	$44,801
Less: valuation allowance	(67,451)	(44,801)
Net deferred tax asset	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2018 and 2017:

	Three months		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Effective tax rate attributable to:
US statutory rate	21%	34%	21%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-21%	-34%	-21%	-34%
Tax per Financial Statements	-	-	-	-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of $321,194 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. The Company’s officers have provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

Subsequent to March 31, 2018, the Company issued 43,894 shares of common stock to settle accounts payable of $43,894.

On April 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement will run from April 9, 2018 to August 27, 2018.

On April 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement will run from April 9, 2018 to September 28, 2018.

On April 26, 2018, the Company filed a registration statement which included the below shares issued subsequent to March 31, 2018:

•	the Company issued 83,822 shares of common stock to settle an outstanding note payable of $66,613, and interest of $17,209.
•	the Company issued 386,000 shares to unrelated parties at $1 per share.
•	the Company entered into a stock purchase agreement to issue 20,000 shares of common stock for proceeds of $20,000.

The registration statement became effective on May 9, 2018.

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

There were no shares of preferred stock issued and outstanding as of March 31, 2018.

On November 16, 2016, the Company entered into a collaboration agreement with Konwiser Brothers Media. At this point, the Company ceased being a “shell company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

On March 16, 2017, the Board of Directors of the Company approved a 1:40 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and an adjustment in the authorized common stock of the Company to 25,000,000 (the “Authorized Adjustment”). The Majority Stockholders approved the Reverse Stock Split and the Authorized Adjustment by written consent in lieu of a meeting on March 16, 2017. The Authorized Adjustment and the Reverse Stock Split became effective on September 13, 2017.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on March 31, 2017. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,203,765shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

Our principal executive office is located at 8605 Santa Monica Blvd #98258, West Hollywood, CA 90069-4109.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Results of Operations

For the three months ended March 31, 2018 compared to March 31, 2017

During the three months ended March 31, 2018, the Company had $10,000 in revenue and incurred $47,905 on general and administrative expenses and $5,309 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended March 31, 2017, the Company had no revenue and incurred $13,208 on general and administrative expenses and $12,468 on professional fees.

Other Expense

During the three months ended March 31, 2018, the Company incurred interest expenses of $26,147 relating to an unsecured promissory note payable. During the three months ended March 31, 2017, the Company incurred interest expenses of $1,643, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the three months ended March 31, 2018 was $69,361. The Company’s net loss for the three months ended March 31, 2017 was $27,319.

For the nine months ended March 31, 2018 compared to March 31, 2017

During the nine months ended March 31, 2018, the Company had $10,000 in revenue and incurred $95,011 on general and administrative expenses and $60,570 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements and the negotiation of the collaborations entered into by the Company. During the nine months ended March 31, 2017, the Company had no revenue and incurred $23,132 on general and administrative expenses and $58,798 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the nine months ended March 31, 2018, the Company incurred interest expenses of $48,687, relating to an unsecured promissory note payable. During the nine months ended March 31, 2017, the Company incurred interest expenses of $5,001, relating to promissory notes payable.

Net Loss

The Company’s net loss for the nine months ended March 31, 2018 was $189,427. The Company’s net loss for the nine months ended March 31, 2017 was $86,931. The increase in the net loss was due primarily to increased expenses general and administrative expenses in developing the Company's business plan and increased professional fees due to ongoing regulatory reporting and developing its business plan.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2018, we had a cash balance of $97,762. As of June 30, 2017, we had a cash balance of $91,590. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the nine months ended March 31, 2017, the Company received $115,000 for the issuance of common stock, which were then registered in a registration statement on Form S-1, that was declared effective by the Securities and Exchange Commission on December 9, 2016. During the nine months ended March 31, 2018, the Company received $386,000 in proceeds for common stock subscribed., the Company registered 514,822 shares in a registration statement on Form S-1, that was declared effective by the Securities and Exchange Commission on May 10, 2018.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2018, the Company incurred a net loss from continuing operations of $189,427 and cash used in operating activities was $189,427. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the nine months ended March 31, 2018, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: May 21, 2018	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

