Form 10-K
period 2018-06-30
Almost Never Films Inc.
filed 2018-10-15
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2018

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

The number of shares of registrant’s common stock outstanding as of October 15, 2018 was 5,328,765.

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

Business Development

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production, finance and production related services for movies under budgets of $35 million. Its business is to facilitate relationships between creative talent and companies who produce, finance and distribute motion pictures and television series.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2018.

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

In March through November 2016, the Company entered into four share purchase agreements with four investors for 12,500,000 common shares at $0.02 per share for total proceeds of $250,000.

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

On December 1, 2016, the Company filed a registration statement on Form S-1, registering 10,000,000 shares for certain selling shareholders. The Form S-1 was declared effective on December 9, 2016.

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

On March 27, 2018 the Company executed a Production Services Agreement with MVE Productions, LLC (“MVE”) with respect to production services to be performed by Almost Never Films, Inc for the MVE in connection with the motion picture tentatively titled “Christmas Camp”.

On March 27, 2018 the Company executed a Production Services Agreement with MVE Productions, LLC (“MVE”) with respect to production services to be performed by Almost Never Films, Inc for the MVE in connection with the motion picture tentatively titled “Last Vermont Christmas”.

On April 26, 2018, the Company filed a registration statement on Form S-1, registering 514,822 shares for certain selling shareholders. The Form S-1 was declared effective on May 10, 2018.

On May 23, 2018 the Company executed a Co-Production Agreement with The Media Farm (‘TMF”) with reference to the financing, development, production , and exploitation of up to two (2) feature Length motion picture (each and collectively “Picture(s)”) and TMF’s television series, “The Chair” (“Series”).

On June 19, 2018 the Company executed a Production Services Agreement with MVE Productions, LLC (“MVE”) with respect to production services to be performed by Almost Never Films, Inc for the MVE in connection with the motion picture tentatively titled “Country Christmas Album”.

Criteria

We are a film company focused on film production, finance and production related services in connection with genre specific motion pictures with production costs under budgets of $35 million.

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

Share Exchange and Recapitalization

On January 15, 2017, Smack entered into a share exchange agreement with Almost Never Films Inc., a private company incorporated in Indiana on July 8, 2015, and its two shareholders, Danny Chan and Derek Williams.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,328,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

On March 4, 2017, all previously authorized 1,000,000 preferred shares were converted into 2,500,000 common shares. In March through November 2017, the Company entered into four share purchase agreements with three investors for 312,500 common shares at $0.08 per share for total proceeds of $250,000

On March 8, 2017, the Company executed a Stock Purchase Agreement with a shareholder. Pursuant to the Stock Purchase Agreement, the Company sold, and said shareholder purchased, an aggregate of 1,243,000 shares of the Company’s Common Stock at a price of $0.005 per share in exchange for the cancellation of and discharge of certain promissory notes issued by the Company and payable to said shareholder. The foregoing issuance was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

Our principal executive office is located at 8605 Santa Monica Blvd #98258, West Hollywood, California 90069-4109.

Our Business

We are an independent film company focused on film production, finance and production related services in connection with genre specific motion pictures with production costs under $35 million.

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

Intellectual Property

We believe that intellectual property will be material to our business and we will expend cost and effort in an attempt to develop and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property. Our ability to protect and enforce our intellectual property rights is subject to certain risks. Enforcement of intellectual property rights is costly and time consuming.

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

Independent Feature Film Production and Financing. Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the “blockbuster” product produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios’ operations. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $25 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

Independent Feature Film Distribution. Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as the DVD, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities and rely instead on pre-sales to North American and international distributors. Generally, the local distributor will acquire distribution rights for a motion picture in one or more of the aforementioned distribution channels from an independent producer. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor’s payment to the distributor of a percentage (generally 40% to 50%) of the box-office receipts for the exhibition period, depending upon the success of the motion picture.

Government Regulation

The Company is not currently subject to any direct government regulations, other than the securities laws and the regulations thereunder applicable to all publicly owned companies and laws and regulations applicable to general businesses. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could affect the Company’s operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company’s products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company’s ability to operate and could force the business operations to cease, which would have a significantly negative effect on the Company.

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

WEST HOLLYWOOD, CA 90069-4109.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2018	$1.53	$0.80
March 31, 2018	$1.65	$1.20
December 31, 2017	$1.75	$0.90
September 30, 2017	$2.80	$1.20
June 30, 2017	$4.00	$1.60
March 31, 2017	$2.80	$0.08
December 31, 2016	$2.80	$0.40
September 30, 2016	$0.04	$0.01

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 15, 2018, we have approximately 79 registered shareholders holding 5,328,765 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2018, the Company sold the following shares of its common stock:

Howard and Ruth Weiss purchased 136,000 shares at a price per share of $1.00. On September 15, 2017, by and between the Company and the Weiss’. All of the shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act.

Doug Samuelson purchased 150,000 shares at a price per share of $1.00. On September 15, 2017, by and between the Company and Mr. Samuelson. All of the shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act.

Stacey Hartung purchased 100,000 shares at a price per share of $1.00. On September 25, 2017, by and between the Company and Ms. Hartung All of the shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act.

Lauren Meyer purchased 20,000 shares at a price per share of $1.00. On April 5, 2018, by and between the Company and Ms. Meyer. All of the shares were sold pursuant to Rule 506(b) of Regulation D of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in the exhibits to this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” commencing on page 17 above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and plans could differ materially from those anticipated in these forward-looking statements as a result of several factors, some of which cannot be anticipated or predicted. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

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

The following discussion highlights Almost Never’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Almost Never’s audited and unaudited financial statements supplied as exhibits to this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements of Almost Never from June 30, 2017 to June 30, 2018, including a summary of our significant accounting policies and notes thereto, should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

Upon the consummation of the transactions contemplated by the Exchange Agreement, on January 15, 2017, we issued 1,000,000 shares of our Series A Convertible Preferred Stock to the Almost Never Shareholders in exchange for all 100,000,000 shares of issued and outstanding common stock of Almost Never. As a result of the Exchange Agreement, Almost Never became our wholly-owned subsidiary, and the two Almost Never Shareholders have voting power equal to approximately 80% of the voting power of the Company.

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

Results of Operations for the year ended June 30, 2018 and the year ended June 30, 2017

Revenue and Cost of Goods Sold

For the year ended June 30, 2018, the Company generated $10,000 in revenue. For the year ended June 30, 2017, the Company generated no revenue.

General and Administrative Expenses and Professional Fees

General and administrative expenses for the year ended June 30, 2018, was $124,298. Professional fees for the year ended June 30, 2018, was $82,107. General and administrative expenses for the year ended June 30, 2017, was $48,142. Professional fees for the year ended June 30, 2017 was $64,712.

Other Expense

During the year ended June 30, 2018, the Company had interest expense of $90,323 relating to its notes payable. During the year ended June 30, 2017, the Company had interest expense of $11,558 relating to its notes payable. During the year ended June 30, 2018, the Company had interest income of $16,811 related to promissory notes receivable. During the year ended June 30, 2017, the Company had interest income of $5,159 related to promissory notes receivable. During the year ended June 30, 2018, the Company recorded a loss on settlement of debt of $74,075.

Net Loss

Our net loss for the year ended June 30, 2018 was $343,992. Our net loss for the year ended June 30, 2017 was $119,523.

Liquidity and Capital Resources

For the year ended June 30, 2017 and the year ended June 30, 2018

As of June 30, 2018, we had cash of $270,826, negative working capital of $1,950,406 and an accumulated deficit of $1,289,249. As of June 30, 2017, we had cash of $91,590, negative working capital of $11,761 and an accumulated deficit of $945,257.

Cash flows used in operating activities

During the year ended June 30, 2018, the Company used cash flows in operating activities of $1,004,764. A net loss of $343,992, consulting expense of $2,917, loss on settlement of debt of $74,075, as well as a change in interest receivable of $5,159, increase in prepaid expenses of $202,051, increase in film costs of $2,555,359, increase in accrued liabilities of $89,693, an increase in deferred film revenues of $1,799,471, increase in interest payable of $50,323, and an increase in other payable of $55,000 contributed to the total net cash used amount.

During the year ended June 30, 2017, the Company used cash flows in operating activities of $108,377. A net loss of $119,253 was offset by an increase in prepaid expenses that resulted in a decrease of $13,481 of cash, and an increase in accrued liabilities that generated $17,958, interest receivable resulted in a decrease of $5,159, while interest payable resulted in an increase of $11,558.

Cash flows provided by investing activities

During the year ended June 30, 2018, the Company issued a promissory note receivable of $350,000, collected promissory notes receivable for $750,000, and provided loans of $32,000.

During the year ended June 30, 2017, the Company was provided $400,000 through the issuance of promissory notes receivable.

Cash flows provided by financing activities

During the year ended June 30, 2018, the Company was provided $816,000 of cash flows from financing activities. The Company had proceeds from issuance of promissory notes payable of $780,000, proceeds from issuance of promissory notes payable – related party of $350,000, payment of note payable of $500,000, payment of promissory notes payable – related party of $200,000, proceeds from the issuance of stock of $406,000, and retirement of common stock of $20,000.

During the year ended June 30, 2017, the Company was provided $115,000 of cash flows from financing activities, and received $200,000 from promissory note payable, and $200,000 from promissory note payable – related party.

Non-Cash Investing and Financing Activity

During the year ended June 30, 2018, the Company had $140,000 deferred consulting expenses paid in restricted stock, and $127,716 from the conversion of debt into common stock.

During the year ended June 30, 2017, the Company derecognized liabilities of $271,398.

Going Concern

The accompanying consolidated condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2018, the Company incurred a net loss of $343,992 and cash used in operating activities was $1,004,764. As of June 30, 2018, the Company had a working capital deficiency of $1,950,406 and an accumulated deficit of $1,289,249. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the year ended June 30, 2018, the Company raised $386,000 from investors. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Almost Never Films Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Almost Never Films Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Simon & Edward, LLP

Los Angeles, California

October 15, 2018

We have served as the Company's auditor since 2016.

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$270,826	$91,590
Interest receivable	-	5,159
Promissory notes receivable	-	400,000
Prepaid expenses and deposits	218,658	16,607
Loan receivable	32,000	-
Total Current Assets	521,484	513,356

Deferred assets	137,083	-
Film costs	2,535,359	-
TOTAL ASSETS	$3,193,926	$513,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$87,237	$41,436
Deferred film revenue	1,799,471	-
Interest payable	50,182	17,068
Other Payable	55,000	-
Note payable	-	66,613
Promissory Note Payable	480,000	200,000
Promissory note payable - related party	-	200,000
Total Current Liabilities	2,471,890	525,117

Long-term Liabilities
Promissory note payable - related party	350,000	-
TOTAL LIABILITIES	2,821,890	525,117

Stockholders’ Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,328,765 and 4,755,524 shares issued and outstanding respectively.	5,329	4,756
Additional paid in capital	1,655,956	928,740
Accumulated deficit	(1,289,249)	(945,257)
Total Stockholders’ Equity	372,036	(11,761)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,193,926	$513,356

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2018	2017

Revenues	$10,000	$-

Operating Expenses
General and administration expenses	124,298	48,142
Professional fees	82,107	64,712
Total operating expenses	206,405	112,854

Loss from operations	(196,405)	(112,854)

Other (Expense) Income
Interest income	16,811	5,159
Interest expense	(90,323)	(11,558)
Gain (loss) on settlement of debt	(74,075)	-
Total other income (expense)	(147,587)	(6,399)

Net loss before income taxes	(343,992)	(119,253)
Provision for income taxes	-	-
Net loss	$(343,992)	$(119,253)

Net Loss Per Common Share – Basic and Diluted	$(0.07)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,771,486	4,631,047

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Common			Total
	Number of Shares	Amount	Paidin Capital	Stock Subscribed	Subscription Receivable	Accumulated Deficit	Stockholder’s Equity

Balance - June 30, 2016	4,442,691	$4,443	$597,655	$10,000	$(65,000)	$(826,004)	$(278,906)

Common stock issued for cash	143,750	144	114,856	-	-	-	115,000
Common stock issued	168,750	169	6,581	(6,750)	-	-	-
Stock Split Rounding	333	-	-	-	-	-	-
Nullified purchase of common stock	-	-	(61,750)	(3,250)	65,000	-	-
Derecognize liabilities	-	-	271,398	-	-	-	271,398
Net loss	-	-	-	-	-	(119,253)	(119,253)
Balance - June 30, 2017	4,755,524	$4,756	$928,740	$-	$-	(945,257)	$(11,761)

Common stock issued for cash	406,000	406	405,594	-	-	-	406,000
Common shares issued to settle note payable and accrued interest	83,822	83	132,354	-	-	-	132,437
Common shares issued for consulting services	125,000	125	139,875				140,000
Common shares issued to settle accounts payable	43,894	44	69,308	-	-	-	69,352
Common stock Retired	(85,475)	(85)	(19,915)	-	-	-	(20,000)
Net loss	-	-	-	-	-	(343,992)	(343,992)
Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$-	$-	(1,289,249)	$372,036

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(343,992)	$(119,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	2,917	-
Loss on settlement of debt	74,075	-
Changes in operating assets and liabilities:
Interest receivable	5,159	(5,159)
Prepaid expenses and deposits	(202,051)	(13,481)
Film costs	(2,535,359)	-
Accrued liabilities	89,693	17,958
Deferred film revenue	1,799,471	-
Interest payable	50,323	11,558
Other payable	55,000	-
Net Cash Used in Operating Activities	(1,004,764)	(108,377)

Cash Flows from Investing Activities:
Issuance of Promissory note receivable	(350,000)	(400,000)
Collection of Promissory note receivable	750,000	-
Loan receivable	(32,000)	-
Net Cash Provided by Investing Activities	368,000	(400,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note payable	780,000	200,000
Proceeds from issuance of promissory note payable - related party	350,000	200,000
Payment of note payable	(500,000)	-
Payment of Promissory note payable - related party	(200,000)	-
Proceeds from issuance of stock	406,000	115,000
Retirement of Common Stock	(20,000)	-
Net Cash Provided By Financing Activities	816,000	515,000

Net Increase in Cash and Cash Equivalents	179,236	6,623
Cash and Cash Equivalents, beginning of period	91,590	84,967
Cash and Cash Equivalents, end of period	$270,826	$91,590

Supplemental Disclosure Information:
Cash paid for interest	$40,000	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:
Derecognition of liabilities	$-	$271,398
Deferred consulting expense paid in restricted stock	$140,000	$-
Conversion of debt into common stock	$127,716	$-

The accompanying notes are an integral part of these financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2018, the Company had a net loss from operations of $343,992 and net cash outflows from operating activities of $1,004,764. As of June 30, 2018, the Company has an accumulated deficit of $1,289,249. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities.

The Company plans on raising the required funds through completion of film projects resulting in revenues, and further potential equity and debt offerings.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana) and FWIL, LLC (Indiana), and its 90 % owned subsidiaries, One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC, as well as the following entities, which are 100 % owned: Virginia Christmas, LLC (New York), Christmas Camp, LLC (New York), and Country Christmas, LLC (Ohio). All significant intercompany transactions and balances have been eliminated in consolidation.

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

As of June 30, 2018, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Revenue Recognition

The Company has chosen to early adopt and apply the standards beginning in the fiscal year ended June 30, 2018 related to Accounting Standards Codification ASC - 606, Revenue from Contracts with Customers. Results for the reporting ended June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. The Company adopted the modified retrospective approach, and has applied the new standards in the fiscal year ended June 30, 2018. The Company notes were no previous revenues that require adjustments to the opening balance of retained earnings.

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when we satisfy the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize Revenue when we satisfy a performance obligation.

When the Company enters into a contract, the Company analyses the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied. The Company performed an analysis of two revenues streams: revenue from Production Service Agreements, and revenue from self-produced films.

In order for the revenue to be recognized, the following criteria must be met: (i) persuasive evidence of an agreement exists, (ii) the film or production has been completed and delivered, (iii) the distribution or license period has started, (iv) the price is fixed or determinable, and (v) the collection of the consideration is reasonably assured. The Company will allow for doubtful accounts if a determination is made that collection may not be fulfilled.

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met, and the sign-off of the project has been completed.

Production Service Agreement Revenue: based on the analysis performed, the Company determined that the performance obligations as of June 30, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the Production Service Agreements.

Revenue from self-produced films: based on the analysis performed, the Company determined that the performance obligations as of June 30, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the self-produced films.

The Company analyses whether gross sales, or net sales should be recorded, based on whether the Company is subject to inventory risk, has control over establishing price, and has control over the related costs with earning revenues. The Company has recorded all revenues at the gross price.

Cash payments received are recorded as deferred revenue until the conditions, stated above, of revenue recognition have been met, specifically all obligations have been met as specified in the related customer contract and the associated payment has been received.

Stock Repurchase and Cancellation

During the year ended June 30, 2018, the Company repurchased and cancelled 85,475 shares of common stock. The Company accounted for the transaction in accordance with ASC 505 – Equity – 30 Treasury Stock, Purchase of Treasury Shares or Stock Rights.

Stock Subscription Receivable

The Company has accounted for Stock Subscription Receivable in accordance with ASC – 505 – Equity – 10, and has included the Stock Subscription Receivable balance in equity.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2018, and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

The Company adopted the new guidance, Accounting Standards Codification ASC - 606, Revenue from Contracts with Customers as of June 30, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. The Company has early adopted this guidance, specifically related to the tax calculations of consulting services compensation.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PROMISSORY NOTES RECEIVABLE

On June 7, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 is due to the Company forty-five (45) days from receipt of the funds. The cash was received on July 17, 2017.

On June 12, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 is due to the Company forty-five (45) days from receipt of the funds. The cash was received on July 26, 2017.

The proceeds from the two Promissory Notes Receivable were utilized in order to provide a Bridge Loan to a third party in connection with the productions of the certain motion pictures.

During the year ended June 30, 2018, and 2017 a total amount of $4,841 and $5,159, respectively was recorded as interest income related to the two $200,000 notes.

The Company received full payments for the two Promissory Notes Receivable and $10,000 of interest receivable related to the two Promissory Notes Receivable during the year ended June 30, 2018.

On December 14, 2017, the Company entered into a promissory note agreement for $450,000, for the borrower to utilize the funds for production costs of a motion picture with a non-related party. As of June 30, 2018, the Company had provided the borrower with $350,000. Per the terms of the promissory note, the security for the promissory note is the tax credits and tax credit proceeds of the motion picture. The promissory note is non-interest bearing, and no terms of repayment. The Company collected the $350,000 on April 13, 2018, as well as $11,970 of interest income.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	June 30, 2018	June 30, 2017
Independent Self-Produced Film Costs	982,175	-
Capitalized Film Costs covered under Production Service Agreements	1,553,184
Total Film Costs	2,535,359	-

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

As of June 30, 2018, the Company performed fair value measurements related to film costs and determined that there were no indicators of impairment. During the year ended June 30, 2018, the Company did not recognize impairment loss.

On November 10, 2017 the Company executed a First Amendment Agreement to its 6x picture Production and Distribution Agreement between Big Film Factory LLC (“Big Film” or “Prodco”) and Pure Flix Entertainment LLC (“PFE”), (the “Agreement”). The Agreement memorializes the understanding with respect to the development, packaging, production, post-production and worldwide distribution of the films intended for initial and primary worldwide exhibition. The parent company, Almost Never Films, will be added as a party to the initial agreement by and between Big Film and PFE, wherever Big Film is referenced in connection with providing production services in conjunction with Big Film as well as providing production capital and cash following each of the first six (6) films produced under the Agreement (“6 Pictures”). Both Prodco and PFE agree to expand the defined role of “Prodco” in the Agreement, to add the Company to that definition, and grant the Company equally the same role and responsibilities heretofore only held by Big Film in connection with the 6 Pictures.

NOTE 5 – DEFERRED FILM REVENUE

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to August 27, 2018. As of October 10, 2018, the Production Service Agreement is still ongoing. The Company has not recognized any film revenue as of June 30, 2018. As of June 30, 2018, the Company has recorded $851,409 of deferred revenue in relation to this film.

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to September 28, 2018. As of October 10, 2018, the Production Service Agreement is still ongoing. The Company has not recognized any film revenue as of June 30, 2018. As of June 30, 2018, the Company has recorded $865,897 of deferred revenue in relation to this film.

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas.’ The Production Services Agreement will run from June 25, 2018 to October 15, 2018. The Company has not recognized any film revenue as of June 30, 2018. As of June 30, 2018, the Company has recorded $82,165 of deferred revenue in relation to this film.

NOTE 6 – PROMISSORY NOTES PAYABLE

On June 6, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to an unrelated third party. The principal of $200,000 was due to the lender ninety (90) days from receipt of the funds. The promissory note payable, was fully paid along with interest payable as of June 30, 2018. Interest expense related to the note was $2,396.

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $9,247 has been recorded as of June 30, 2018. During the years ended June 30, 2018, interest expense of $9,247 was recorded, respectively. The proceeds were be used by the Company to fund the motion picture known as One HLWD KY LLC.

On December 17, 2017, the Company issued a $300,000 Promissory Note in exchange for receiving $300,000 proceeds. The principal of $300,000 was due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. During the year ended June 30, 2018, the note was fully repaid, along with $30,000 of interest. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $3,879 has been recorded as of June 30, 2018. During the year ended June 30, 2018, 2018, interest expense of $3,879 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $3,945 has been recorded as of June 30, 2018. During the year ended June 30, 2018, interest expense of $3,945 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $5,877 has been recorded as of June 30, 2018. During the year ended June 30, 2018, interest expense of $3,877 was recorded. The proceeds will be used by the Company to fund the motion picture known as River Runs Red.

NOTE 7 – RELATED PARTY TRANSACTIONS

On June 9, 2017, the Company issued a 2.5% promissory note in exchange for receiving $200,000 to William R. Kruse, one of the Company’s principle owners. The principal of $200,000 was due to the lender ninety (90) days from receipt of the funds. The note was fully paid along with interest of $5,000, during the year ended June 30, 2018. During the year ended June 30, 2018, $2,708 of interest expense was recorded.

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 to Kruse Farms, LP., a Company owned by one of the Company’s principle owners. The principal of $350,000 is due to the lender in twenty four (24) months from receipt of the funds. An interest payable of $27,233 has been recorded as of June 30, 2018. During the year ended June 30, 2018, interest expense of $27,233 was recorded. The proceeds will be used by the Company to fund production of a motion picture.

During the year ended June 30, 2018, the Company provided a $12,000 loan to an employee, not a member of management, which bears no interest and is due on demand.

During the year ended June 30, 2018, the Company paid $95,636 to the Chief Operating Officer, and a company owned by the Chief Operating Officer for fees related to production and managing movie services.

During the year ended June 30, 2018, the Company paid $56,400 to the Chief Executive Officer for fees related to production and managing movie services.

During the year ended June 30, 2018, the Company advanced $20,000 to the Company’s Chief Creative Officer. The loan receivable bears no interest and is due on March 28, 2019. During the year ended June 30, 2018, the Company paid $91,585 to the Chief Creative Officer for fees related to production and managing movie services.

NOTE 8 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. During the year ended June 30, 2018, the Company settled the principal amount of $66,613, and interest payable of $17,209, a total of $83,822 through the issuance of 83,822 common shares. For the years ended June 30, 2018, and 2017, interest expense of $5,037, and $6,663 were recorded, respectively.

NOTE 9 – SHARE CAPITAL

Common Stock

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

During the year ended June 30, 2018, the Company entered into four share purchase agreements with four investors for 406,000 common shares at $1 per share. The shares were issued during the year ended June 30, 2018.

During the year ended June 30, 2018, the Company issued 83,822 common shares to settle $132,437 of principal note payable and accrued interest.

During the year ended June 30, 2018, the Company issued 43,894 common shares to settle $69,352 of accounts payable.

During the year ended June 30, 2018, the Company issued 125,000 common shares for consulting services, valued at $140,000.

There were 5,328,765 shares of common stock issued and outstanding as of June 30, 2018.

NOTE 10 – INCOME TAXES

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on June 30, 2018, the Company’s federal blended corporate tax rate for fiscal year 2018 is 26.9%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 27.5% and 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended June 30,
	2018	2017
Federal Income Tax benefits (expenses) attributable to Current Operation	$144,758	$40,546
Less: Valuation Allowance	(144,758)	(40,546)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2018	2017

Deferred tax assets	$176,629	$321,387
Less: valuation allowance	(176,629)	(321,387)
Deferred tax assets, net	$-	$-

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended June 30, 2018, and 2017:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Effective tax rate attributable to:
US statutory rate	27.5%	34%
Less: change in unrecognized tax benefit from uncertain tax provision	-27.5%	-34%
Tax per Financial Statements	-	-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of $841,091 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2018, based on the framework set forth in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

•	Lack of proper segregation of duties due to limited personnel;

•	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Danny Chan	40	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2017
Daniel Roth	48	Chief Creative Officer	August 24, 2017
Damiano Tucci	29	Chief Operating Officer	August 24, 2017

The principal occupation and business experience during the past five years for our executive officers and directors are as follows:

Danny Chan, 40, Chief Executive Officer, Chief Financial Officer, Director. Danny Chan joined us as Chief Executive Officer, Chief Financial Officer and a director of our Board on January 15, 2017. Since October of 2012 to Present, Mr. Chan serves as a managing director of Iconic Private Equity Partners. From July of 2010 to September of 2012 Mr. Chan served as managing director of Raider Capital Corporation. Mr. Chan earned a bachelor’s degree in finance from Indiana University.

Daniel T Roth, 48, Chief Creative Officer. Has over 20 years of experience in the film and television industry. Specializing in developing, financing and producing content for film. Previously, from September of 2012 until August 24, 2017, Mr. Roth was a co-founder and partner of Parkside Pictures. Mr. Roth began his career in 1997 as a casting director, eventually opening his company Casting House in 2002 with offices in New York and Los Angeles.

Mr. Roth has produced over 30 movies over his career, including producing “LBJ” directed by Rob Reiner and starring Woody Harrelson, which premiered in September 2016 at the Toronto Film Festival. Also producing the Rob Cohen (“Fast & Furious”) film Hurricane Heist.” Mr. Roth is a graduate of the Ohio State University.

Damiano Tucci, 29, Chief Operating Officer. Was a co-founder and partner of Parkside Pictures, from September of 2012 till August 24, 2017. Mr. Tucci He has over eleven years of experience in the film industry specializing in physical production and film finance. He transitioned from child actor to producer as a young teenager and has produced more than thirty-five films in his career.

At Parkside, Mr. Tucci produced and financed films with the likes of Anna Paquin, Denise Richards, James Belushi, Adrian Grenier, John Krasinski, Ray Liotta and John Ratzenberger. Recent undertakings include executive producing Rob Reiner’s “LBJ” starring Woody Harrelson, and Rob Cohen’s “Hurricane Heist” starring Maggie Grace and Ryan Kwanten.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from June 30, 2016, through June 30, 2018, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Board Committees

The Board currently does not have any committees. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Code of Ethics

The Company currently has not adopted a written code of ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officers and directors. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics once we are in a position to do so..

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2018 and 2017. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Danny Chan	2017					$56,400	$56,400
	2018

Derek Williams (1)	2017

Daniel Roth (2)	2017					$91,585	$91,585
	2018

Damiano Tucci (2)	2017
	2018					$95,636	$95,636

_________

(1) (2)	Derek Williams resigned on August 2, 2017, following the end of the fiscal year ended June 30, 2018 Appointed on August 24, 2017.

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

No director has been compensated for his role as a Director in the fiscal years ended June 30, 2017 or 2017.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred exchange plans and nonqualified deferred exchange plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

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

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 8605 Santa Monica Blvd #98258

West Hollywood, California 90069-4109.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
5% Stockholder
William R. Kruse (1)	Common Stock	1,552,950	29.14%
Named Executive Officers and Directors
Danny Chan, Chief Executive Officer, Chief Financial Officer and Director (2)	Common Stock	776,476	14.57%
Derek Williams, Chief Operating Officer*	Common Stock		%
Daniel T. Roth, Chief Creative Officer#	Common Stock	776,476	14.57%
Damiano Tucci, Chief Operating Officer#		776,476	14.57%
All directors and officers as a group (3 persons)

______

* Resigned on August 2, 2017.

#Appointed on August 24, 2017.

(1) 1340 S Main Ste 300, Grapevine TX 76051

(2) 8605 Santa Monica Blvd #98258, West Hollywood, CA

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2018 and June 30, 2017:

Fees	2018

Audit fees	$29,676
Audit Related Fees	$-
Tax fees	$2,000
All other fees	$-

Total Fees	$31,676

Fees	2017

Audit fees	$8,000
Audit Related Fees	$-
Tax fees	$1,500
All other fees	$-

Total Fees	$9,500

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees We were not provided with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ITEM. 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company	SB2	333-148510	3.1	1/7/2008
3.2	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.2	4/13/2012
3.3	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.1	2/29/2016
3.4	Bylaws of the Company	SB2	333-148510	3.2	1/7/2008
4.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	000-53049	4.1	1/18/2016
10.1	Share Exchange Agreement dated January 15, 2016 by and among SMACK Sportswear, Inc., Almost Never Films Inc., and the Shareholders of Almost Never Films Inc.	8-K	000-53049	2.1	1/18/2016
10.2	First Amendment Agreement, by and among the Company, Big Film and Prodco, dated November 10, 2017	8-K	000-53049	10.1	11/13/17
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					☒
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

ALMOST NEVER FILMS INC.

Dated: October 15, 2018	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer and Chief Financial Officer

