Form 10-Q
period 2018-09-30
Almost Never Films Inc.
filed 2018-11-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

The number of shares of registrant’s common stock outstanding as of November 19, 2018 was 5,778,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

September 30, 2018

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and June 30, 2018	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2018 and three months ended September 30, 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and September 30, 2017.	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signature		25

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$87,944	$270,826
Prepaid expenses and deposits	129,391	218,658
Loan receivable	32,000	32,000
Total Current Assets	249,335	521,484

Deferred assets	119,583	137,083
Film costs	2,957,929	2,535,359

TOTAL ASSETS	$3,326,847	$3,193,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$54,053	$87,237
Deferred film revenue	2,027,024	1,799,471
Interest payable	70,534	50,182
Other Payable	55,000	55,000
Promissory Note Payable	480,000	480,000
Promissory note payable - related party	350,000	-
Total Current Liabilities	3,036,611	2,471,890

Long-term Liabilities
Promissory note payable - related party	-	350,000

TOTAL LIABILITIES	3,036,611	2,821,890

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,328,765 and 5,328,765 shares issued and outstanding respectively.	5,329	5,329
Additional paid in capital	1,655,956	1,655,956
Accumulated deficit	(1,371,049)	(1,289,249)
Total Stockholders' Equity	290,236	372,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,326,847	$3,193,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$-	$-

Operating Expenses
General and administration expenses	41,768	21,976
Professional fees	19,680	19,703
Total operating expenses	61,448	41,679

Loss from operations	(61,448)	(41,679)

Other (Expense) Income
Interest income	-	4,841
Interest expense	(20,352)	(7,838)
Total other income (expense)	(20,352)	(2,997)

Net loss before income taxes	(81,800)	(44,676)
Provision for income taxes	-	-
Net loss	$(81,800)	$(44,676)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,328,765	4,673,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(81,800)	$(44,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	17,500	-
Changes in operating assets and liabilities:
Interest receivable	-	5,159
Prepaid expenses and deposits	89,267	7,781
Film costs	(422,570)	-
Accrued liabilities	(33,184)	15,245
Deferred film revenue	227,553	-
Interest payable	20,352	(2,162)
Net Cash Used in Operating Activities	(182,882)	(18,653)

Cash Flows from Investing Activities:
Issuance of Promissory note receivable	-	400,000
Loan receivable	-	(12,000)
Net Cash Provided by Investing Activities	-	388,000

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note payable - related party	-	350,000
Payment of promissory note payable	-	(200,000)
Payment of Promissory note payable - related party	-	(200,000)
Proceeds from common stock subscribed	-	250,000
Retirement of Common Stock	-	(20,000)
Net Cash Provided By Financing Activities	-	180,000

Net Increase in Cash and Cash Equivalents	(182,882)	549,347
Cash and Cash Equivalents, beginning of period	270,826	91,590
Cash and Cash Equivalents, end of period	$87,944	$640,937

Supplemental Disclosure Information:
Cash paid for interest	$-	$10,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2018, the Company had a net loss from operations of $81,800 and net cash outflows from operating activities of $182,882. As of September 30, 2018, the Company has an accumulated deficit of $1,371,049. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2018 financial statements that was filed with the SEC on October 15, 2018. The results of operations for the three months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2018, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Revenue Recognition

The Company has chosen to early adopt and apply the standards beginning in the fiscal year ended June 30, 2018 related to Accounting Standards Codification ASC - 606, Revenue from Contracts with Customers. Results for the reporting ended June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. The Company adopted the modified retrospective approach, and has applied the new standards in the fiscal year ended June 30, 2018, and the quarter ended September 30, 2018. The Company notes were no previous revenues that require adjustments to the opening balance of retained earnings.

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

Production Service Agreement Revenue: based on the analysis performed, the Company determined that the performance obligations as of September 30, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the Production Service Agreements.

Revenue from self-produced films: based on the analysis performed, the Company determined that the performance obligations as of September 30, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the self-produced films.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2018, and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

During the three months ended September 30, 2018, and 2017 a total amount of $0 and $4,841, respectively was recorded as interest income related to the two $200,000 notes.

The Company received full payments for the two Promissory Notes Receivable and $10,000 of interest receivable related to the two Promissory Notes Receivable during the year ended June 30, 2018.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	September 30, 2018	June 30, 2018
Independent Self-Produced Film Costs	1,027,696	982,175
Capitalized Film Costs covered under Production Service Agreements	1,930,233	1,553,184
Total Film Costs	2,957,929	2,535,359

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

As of September 30, 2018, the Company performed fair value measurements related to film costs and determined that there were no indicators of impairment. During the three months ended September 30, 2018, the Company did not recognize impairment loss.

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

NOTE 5 – DEFERRED FILM REVENUE

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to August 27, 2018. As of the date of this filing, the Production Service Agreement is still ongoing. The Company has not recognized any film revenue as of September 30, 2018. As of September 30, 2018, the Company has recorded $817,533 of deferred revenue in relation to this film.

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to September 28, 2018. As of the date of this filing the Production Service Agreement is still ongoing. The Company has not recognized any film revenue as of September 30, 2018. As of September 30, 2018, the Company has recorded $841,772 of deferred revenue in relation to this film.

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas.’ The Production Services Agreement will run from June 25, 2018 to October 15, 2018. The Company has not recognized any film revenue as of September 30, 2018. As of September 30, 2018, the Company has recorded $367,719 of deferred revenue in relation to this film.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $12,459 has been recorded as of September 30, 2018. During the three months ended September 30, 2018, interest expense of $3,212 was recorded. The proceeds were be used by the Company to fund the motion picture known as One HLWD KY LLC.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $5,896 has been recorded as of September 30, 2018. During the three months ended September 30, 2018, interest expense of $2,016 was recorded. The proceeds were be used by the Company to fund the motion picture known as River Runs Red.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $6,466 has been recorded as of June 30, 2018. During the three months ended September 30, 2018, interest expense of $2,521 was recorded. The proceeds were be used by the Company to fund the motion picture known as River Runs Red.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $9,658 has been recorded as of September 30, 2018. During the three months ended September 30, 2018, interest expense of $3,781 was recorded. The proceeds were be used by the Company to fund the motion picture known as River Runs Red.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 to Kruse Farms, LP., a Company owned by one of the Company’s principle owners. The principal of $350,000 is due to the lender in twenty four (24) months from receipt of the funds. An interest payable of $36,055 has been recorded as of September 30, 2018. During the three months ended September 30, 2018, interest expense of $8,822 was recorded. During the three months ended September 30, 2017, interest expense of $1,055 was recorded. The proceeds will be used by the Company to fund production of a motion picture.

As of September 30, 2018, the Company has advanced $12,000 as a loan to an employee, not a member of management, which bears no interest and is due on demand. As of September 30, 2018, the Company has advanced $20,000 as a loan to the Company’s Chief Creative Officer. The loan receivable bears no interest and is due on March 28, 2019.

During the three months ended September 30, 2018, and 2017, the Company paid $25,640, and $0, respectively to the Chief Creative Officer for fees related to production and managing movie services.

NOTE 8 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed for Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. During the year ended June 30, 2018, the Company settled the principal amount of $66,613, and interest payable of $17,209, a total of $83,822 through the issuance of 83,822 common shares. For the three months ended September 30, 2018, and 2017, interest expense of $0, and $1,679 were recorded, respectively.

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

There were 5,328,765 shares of common stock issued and outstanding as of September 30, 2018.

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

NOTE 11 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% to the net loss before provision for income taxes for the following reasons:

	Three Months ended September 30,
	2018	2017
Federal Income Tax benefits (expenses) attributable to Current Operation	$17,178	$15,190
Less: Valuation Allowance	(17,178)	(15,190)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30,	June 30,
	2018	2018

Deferred tax assets	$193,807	$176,629
Less: valuation allowance	(193,807)	(176,629)
Deferred tax assets, net	$-	$-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of $922,891 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation no events have occurred that require recognition or disclosure, other than those listed below.

On October 17, 2018, the Company issued 250,000 and 200,000 common shares at $0.50 for consulting services, to two individuals, valued at $125,000, and $100,000, respectively.

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

In March through November 2016, the Company entered into four share purchase agreements with four investors for 12,500,000 common shares at $0.02 per share for total proceeds of $250,000

On November 16, 2016, the company entered into a collaboration agreement (the “KBM Agreement”) with Konwiser Brothers Media (“KBM”, and together with ANF, the “Parties). Pursuant to the Agreement, the Parties will create an LLC or other entity (the “Company”), for the purpose of developing, producing and exploiting proposed motion picture project currently entitled “Field Trip” (the “Picture”). KBM will contribute its development and producing services to the Company and all rights to the Screenplay, and ANF will make financial contributions, assist in the raising of additional financing and participate in the development and production process as set forth more fully herein. The Company will own 100% of the copyright to the Picture and all other ancillary and related rights, and each of KBM and ANF will own an undivided 50% interest in the Company. KBM will be the managing member of the Company. The operating agreement for the Company will be consistent with the terms of this Agreement. This transaction, and the ones mentioned below, removed the Company from its prior shell status. On September 27, 2017, KBM informed the Company of its intent to terminate the KBM Agreement.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s OTCQB trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,203,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

On March 4, 2017, all previously authorized 1,000,000 preferred shares were converted into 2,500,000 common shares. In March through November 2017, the Company entered into four share purchase agreements with three investors for 312,500 common shares at $0.08 per share for total proceeds of $250,000.

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

Results of Operations

For the three months ended September 30, 2018 compared to September 30, 2017

During the three months ended September 30, 2018, the Company had $0 in revenue and incurred $41,768 on general and administrative expenses and $19,680 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended September 30, 2017, the Company had $0 in revenue and incurred $21,976 on general and administrative expenses and $19,703 on professional fees.

Other Expense

During the three months ended September 30, 2018, the Company incurred $20,352 relating to interest expense on unsecured promissory notes payable. During the three months ended September 30, 2017, the Company incurred interest expenses of $7,838, relating to unsecured promissory notes payable, and had interest income of $4,841 related to a promissory note receivable.

Net Loss

The Company’s net loss for the three months ended September 30, 2018 was $81,800. The Company’s net loss for the three months ended September 30, 2017 was $44,676.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2018, we had a cash balance of $87,944. As of June 30, 2018, we had a cash balance of $270,826. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the three months ended September 30, 2018, the Company did not have any financing activities.

During the three months ended September 30, 2017, the Company received $350,000 from the issuance of promissory note payable – related party, $250,000 from common stock subscribed, and paid $200,000 as repayment of promissory note payable, $200,000 as repayment of promissory note payable – related party, and $20,000 retirement of common stock.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2018, the Company incurred a net loss from continuing operations of $81,800 and cash used in operating activities was $182,882. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the three months ended September 30, 2018, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

______________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: November 19, 2018	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

