Form 10-Q
period 2018-12-31
Almost Never Films Inc.
filed 2019-02-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2018

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

The number of shares of registrant’s common stock outstanding as of February 15, 2019 was 5,778,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

December 31, 2018

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

PART I. FINANCIAL INFORMATION

 Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$98,115	$270,826
Prepaid expenses and deposits	104,946	218,658
Loan receivable	32,000	32,000
Total Current Assets	235,061	521,484

Deferred assets	259,729	137,083
Film costs	3,019,335	2,535,359

TOTAL ASSETS	$3,514,125	$3,193,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$73,545	$87,237
Due to related party	12,000	-
Deferred film revenue	2,082,720	1,799,471
Interest payable	92,023	50,182
Other Payable	55,000	55,000
Promissory Note Payable	480,000	480,000
Promissory note payable - related party	350,000	-
Total Current Liabilities	3,145,288	2,471,890

Long-term Liabilities
Promissory note payable - related party	-	350,000

TOTAL LIABILITIES	3,145,288	2,821,890

Stockholders' Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,778,765 and 5,328,765 shares issued and outstanding respectively.	5,779	5,329
Additional paid in capital	1,880,506	1,655,956
Accumulated deficit	(1,517,448)	(1,289,249)
Total Stockholders' Equity	368,837	372,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,514,125	$3,193,926

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	-	$-	$-

Operating Expenses
General and administration expenses	111,913	25,130	153,681	47,106
Professional fees	12,997	35,558	32,677	55,261
Total operating expenses	124,910	60,688	186,358	102,367

Loss from operations	(124,910)	(60,688)	(186,358)	(102,367)

Other (Expense) Income
Interest income	-	-	-	4,841
Interest expense	(21,489)	(14,702)	(41,841)	(22,540)
Total other income (expense)	(21,489)	(14,702)	(41,841)	(17,699)

Net loss before income taxes	(146,399)	(75,390)	(228,199)	(120,066)
Provision for income taxes	-	-	-	-
Net loss	$(146,399)	(75,390)	$(228,199)	$(120,066)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	(0.02)	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,700,504	4,670,049	5,513,630	4,672,359

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(228,199)	$(120,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	102,352	-
Changes in operating assets and liabilities:
Interest receivable	-	5,159
Prepaid expenses and deposits	113,712	(15,916)
Film costs	(483,976)	(414,937)
Accrued liabilities	(13,689)	18,933
Deferred film revenue	283,249	-
Interest payable	41,841	12,540
Net Cash Used in Operating Activities	(184,711)	(514,287)

Cash Flows from Investing Activities:
Issuance of promissory note receivable	-	(350,000)
Collection of promissory note receivable	-	400,000
Loan receivable	-	(12,000)
Net Cash Provided by Investing Activities	-	38,000

Cash Flows from Financing Activities:
Borrowing from related party	12,000	-
Proceeds from issuance of promissory note payable	-	800,000
Payment of promissory note payable	-	(200,000)
Payment of promissory note payable - related party	-	(200,000)
Proceeds from common stock subscribed	-	386,000
Retirement of common Stock	-	(20,000)
Net Cash Provided By Financing Activities	12,000	766,000

Net Increase in Cash and Cash Equivalents	(172,711)	289,713
Cash and Cash Equivalents, beginning of period	270,826	91,590
Cash and Cash Equivalents, end of period	$98,115	$381,303

Supplemental Disclosure Information:
Cash paid for interest	$-	$10,000
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$225,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on QTC Markets under the symbol of “HLWD.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2018 financial statements that was filed with the SEC on October 15, 2018. The results of operations for the six months ended December 31, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Concentration of Risk

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

As of December 31, 2018, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The core principle of the Standard is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has chosen to early adopt and apply the standards beginning in the fiscal year ended June 30, 2018, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. The Company concluded that no adjustment to the opening balance of retained earnings was required upon the adoption of the new standard.

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when we satisfy the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyses the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as one single event, the sign-off by both parties that production is completed and the product (film) is ready for distribution. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met, and the sign-off of the project has been completed. The Company derives its revenues the follows:

Production Service Agreement Revenue is related to films where the Company has been engaged as an independent contractor to provide production services and other elements related to production for individual film projects. Based on the analysis performed, the Company determined that the performance obligations as of December 31, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the Production Service Agreements.

Revenue from self-produced films is related to films where the Company has self-produced certain films along with a third party, with the expectation that these films will be distributed in the future. Based on the analysis performed, the Company determined that the performance obligations as of December 31, 2018 had not been satisfied, and therefore the Company did not recognize any revenues associated with the self-produced films.

The Company analyses whether gross sales, or net sales should be recorded, has control over establishing price, and has control over the related costs with earning revenues. The Company has recorded all revenues at the gross price.

Cash payments received are recorded as deferred revenue until the conditions, stated above, of revenue recognition have been met, specifically all obligations have been met as specified in the related customer contract.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended December 31, 2018, and 2017, as there are no potential shares outstanding that would have a dilutive effect.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2018, the Company had a net loss from operations of $186,358 and net cash outflows from operating activities of $184,711. As of December 31, 2018, the Company has an accumulated deficit of $1,517,448. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities.

The Company plans on raising the required funds through completion of film projects resulting in revenues, and further potential equity and debt offerings. However, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

NOTE 3 – PROMISSORY NOTES RECEIVABLE

On June 7, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and $5,000 interest receivable was received on July 17, 2017.

On June 12, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and $5,000 interest receivable was received on July 26, 2017.

During the six months ended December 31, 2018 and 2017, a total amount of $0 and $4,841, respectively was recorded as interest income related to the two $200,000 notes.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	December 31, 2018	June 30, 2018
Independent Self-Produced Film Costs	$1,022,514	$982,175
Capitalized Film Costs covered under Production Service Agreements	1,996,821	1,553,184
Total Film Costs	$3,019,335	$2,535,359

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

As of December 31, 2018, the Company performed fair value measurements related to film costs and determined that there were no indicators of impairment. During the six months ended December 31, 2018, the Company did not recognize impairment loss.

On November 10, 2017 the Company executed a First Amendment Agreement to its 6x picture Production and Distribution Agreement between Big Film Factory LLC (“Big Film” or “Prodco”) and Pure Flix Entertainment LLC (“PFE”), (the “Agreement”). The Agreement memorializes the understanding with respect to the development, packaging, production, post-production and worldwide distribution of the films intended for initial and primary worldwide exhibition. The Company, will be added as a party to the initial agreement by and between Big Film and PFE, wherever Big Film is referenced in connection with providing production services in conjunction with Big Film as well as providing production capital and cash following each of the first six (6) films produced under the Agreement (“6 Pictures”). Both Prodco and PFE agree to expand the defined role of “Prodco” in the Agreement, to add the Company to that definition, and grant the Company equally the same role and responsibilities heretofore only held by Big Film in connection with the 6 Pictures.

NOTE 5 – DEFERRED FILM REVENUE

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to August 27, 2018. As of the date of this filing, the Production Service Agreement is still ongoing. The Company has not recognized any film revenue for the three and six months ended December 31, 2018. As of December 31, 2018, the Company has recorded $843,317 of deferred revenue in relation to this film.

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to September 28, 2018. As of the date of this filing the Production Service Agreement is still ongoing. The Company has not recognized any film revenue for the three and six months ended December 31, 2018. As of December 31, 2018, the Company has recorded $871,684 of deferred revenue in relation to this film.

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement will run from June 25, 2018 to October 15, 2018. The agreement is still ongoing as of the date of this filing. The Company has not recognized any film revenue for the three and six months ended December 31, 2018. As of December 31, 2018, the Company has recorded $367,719 of deferred revenue in relation to this film.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $16,808 has been recorded as of December 31, 2018. During the three months and six months ended December 31, 2018, interest expense of $4,349 and $7,561 was recorded, respectively. During the three months and six months ended December 31, 2017, interest expense of $2,859 and $2,859 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. The note is currently in default. Upon default on December 11, 2018, the note accrues interest at 22% per annum.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $7,912 has been recorded as of December 31, 2018. During the three months and six months ended December 31, 2018, interest expense of $2,016 and $4,033 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $8,986 has been recorded as of December 31, 2018. During the three months and six months ended December 31, 2018, interest expense of $2,521 and $5,042 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $13,438 has been recorded as of December 31, 2018. During the three months and six months ended December 31, 2018, interest expense of $3,781 and $7,562 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. An interest payable of $44,877 has been recorded as of December 31, 2018. During the six months ended December 31, 2018 and 2017, interest expense was $17,644 and $9,877, respectively. During the three months ended December 31, 2018 and 2017, interest expense was $8,822 and $8,822, respectively.

As of December 31, 2018, the Company has advanced $12,000 as a loan to its employee, which bears no interest and is due on demand.

As of December 31, 2018, the Company has advanced $20,000 as a loan to the Company’s Chief Creative Officer.

During the six months ended December 31, 2018, the Company borrowed a $12,000 from a related party. The amounts are due on demand and non-interest bearing.

During the six months ended December 31, 2018, and 2017, the Company paid $25,640, and $0, respectively to the Chief Creative Officer for fees related to production and managing movie services. During the three months ended December 31, 2018, and 2017, the Company paid $0 and $0 respectively to the Chief Creative Officer for fees related to production and managing of movie services.

NOTE 8 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. During the year ended June 30, 2018, the Company settled the principal amount of $66,613 and interest payable of $17,209 for a total of $83,822 through issuance of 83,822 common shares. For the six months ended December 31, 2018, and 2017, interest expense of $0, and $3,358 were recorded, respectively.

NOTE 9 – SHARE CAPITAL

Common Stock

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% to the net loss before provision for income taxes for the following reasons:

	Six Months Ended December 31,
	2018	2017
Federal Income Tax benefits (expenses) attributable to
Current Operation	$47,922	$25,214
Less: Valuation Allowance	(47,922)	(25,214)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	June 30,
	2018	2018

Deferred tax assets	$224,551	$176,629
Less: valuation allowance	(224,551)	(176,629)
Deferred tax assets, net	$-	$-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of $1,151,090 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

On June 6, 2017, the Company issued a 2.5% promissory note (the “ANF Note”) to Weirong Zhang (the “Investor”). Pursuant to the ANF Note, the Company received $200,000, which was due to the Lender ninety (90) days from the date the purchase price of $200,000 was paid. The ANF Note accrues interest at 2.5% per 90 days. Thereafter, on June 7, 2017, The Money Pool, LLC (“Money Pool”) issued a non-transferable promissory note to the Company for $200,000 (the “Money Pool Note”). The Company funded the Money Pool Note with the funds received from the Investor. Money Pool shall use the funds from the Money Pool Note, along with its own funds, in order to provide a bridge loan to Blue Rider San Juan, LLC (“Blue Rider”), in connection with the production of a motion picture known as “Speed Kills”. Blue Rider is the international sales agent for “Speed Kills.” The Money Pool Notes accrues interest of a flat 2.5% for the first 45 days from funding. In the event the Money Pool Note is not paid in full within 45 days, the flat interest rate will increase to 3.5% for each 45-day period any balance or accrued interest remains unpaid. The principal and interest shall be payable by Money Pool to the Company from payments made by Blue Rider on the bridge loan provided by Money Pool. On June 9, 2017, the Company issued a 2.5% promissory note (the “Kruse Note”) to William R. Kruse (the “Kruse”). Pursuant to the Kruse Note, the Company received $200,000, which is due to Kruse ninety (90) days from the date the purchase price of $200,000 was paid. The Kruse Note accrues interest at 2.5% per annum. Thereafter, on June 12, 2017, Money Pool issued a non-transferable promissory note to the Company for $200,000 (the “Pool Note”). The Company shall fund the Pool Note with the funds received from Kruse. Money Pool shall use the funds from the Pool Note, along with its own funds, in order to provide a bridge loan to Blue Rider, in connection with the production of a motion picture known as “Ana”. Blue Rider is the international sales agent for “Ana.” The Pool Notes accrues interest of a flat 2.5% for the first 45 days from funding. In the event the Pool Note is not paid in full within 45 days, the flat interest rate will increase to 3.5% for each 45-day period any balance or accrued interest remains unpaid. The principal and interest shall be payable by Money Pool to the Company from payments made by Blue Rider on the bridge loan provided by Money Pool.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s trading symbol to "HLWD"

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,778,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

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

Results of Operations

For the three months ended December 31, 2018 compared to December 31, 2017

During the three months ended December 31, 2018, the Company had no revenue and incurred $111,913 on general and administrative expenses and $12,997 on professional fees. During the three months ended December 31, 2017, the Company had no revenue and incurred $25,130 on general and administrative expenses and $35,558 on professional fees. The increase in general and administrative expenses was due to the increased overall operations of the Company and consulting fees during the three months ended December 31, 2018 compared to 2017.

Other Expense

During the three months ended December 31, 2018, the Company incurred interest expenses of $21,489, relating to unsecured promissory notes payable. During the three months ended December 31, 2017, the Company incurred interest expenses of $14,702, relating to an unsecured promissory notes payable.

Net Loss

The Company’s net loss for the three months ended December 31, 2018 was $146,399. The Company’s net loss for the three months ended December 31, 2017 was $75,390.

For the six months ended December 31, 2018 compared to December 31, 2017

During the six months ended December 31, 2018, the Company had no revenue and incurred $153,681 on general and administrative expenses and $32,677 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the six months ended December 31, 2017, the Company had no revenue and incurred $47,106 on general and administrative expenses and $55,261 on professional fees. The increase in general and administrative expenses was due to the increased overall operations of the Company and consulting fees during the six months ended December 31, 2018 compared to 2017. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the six months ended December 31, 2018, the Company incurred interest expenses of $41,841. During the six months ended December 31, 2017, the Company incurred interest expenses of $22,540, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the six months ended December 31, 2018 was $228,199. The Company’s net loss for the six months ended December 31, 2017 was $120,066.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2018, we had a cash balance of $98,115. As of June 30, 2018, we had a cash balance of $270,826. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the six months ended December 31, 2018, the Company received $12,000 from a related party.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2018, the Company incurred a net loss from continuing operations of $228,199 and cash used in operating activities was $184,711. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the six months ended December 31, 2018, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Company	SB2	333-148510	3.1	1/7/2008
3.2	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.2	4/13/2012
3.3	Amendment to Articles of Incorporation of the Company	8-K	000-53049	3.1	2/29/2017
3.4	Bylaws of the Company	SB2	333-148510	3.2	1/7/2008
4.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	000-53049	4.1	1/18/2017
10.1	Share Exchange Agreement dated January 15, 2017 by and among SMACK Sportswear, Inc., Almost Never Films Inc., and the Shareholders of Almost Never Films Inc.	8-K	000-53049	2.1	1/18/2017
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					☒
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

_________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: February 19, 2019	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

