Form 10-Q
period 2019-03-31
Almost Never Films Inc.
filed 2019-05-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

(213) 296-3005

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The number of shares of registrant’s common stock outstanding as of May 13, 2019 was 5,778,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

March 31, 2019

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2016	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2019 and March 31, 2018.	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2019 and March 31, 2018.	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	Signature	25

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

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$40,882	$270,826
Prepaid expenses and deposits	-	218,658
Loan receivable	32,000	32,000
Total Current Assets	72,882	521,484

Deferred assets	160,981	137,083
Film costs	1,401,248	2,535,359

TOTAL ASSETS	$1,635,111	$3,193,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$55,438	$87,237
Due to related party	12,000	-
Deferred film revenue	367,719	1,799,471
Interest payable	123,606	50,182
Other Payable	3,500	55,000
Promissory note payable	480,000	480,000
Promissory note payable - related party	350,000	-
Total Current Liabilities	1,392,263	2,471,890

Long-term Liabilities
Promissory note payable - related party	-	350,000

TOTAL LIABILITIES	1,392,263	2,821,890

Stockholders’ Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,778,765 and 5,328,765 shares issued and outstanding respectively.	5,779	5,329
Additional paid in capital	1,880,506	1,655,956
Accumulated deficit	(1,643,437)	(1,289,249)
Total Stockholders’ Equity	242,848	372,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,635,111	$3,193,926

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$1,784,846	10,000	$1,784,846	$10,000
Cost of Revenues	1,762,700	-	1,762,700	-
Gross Profit	22,146	10,000	22,146	10,000

Operating Expenses
General and administration expenses	109,993	47,905	263,674	95,011
Professional fees	6,559	5,309	39,236	60,570
Total operating expenses	116,552	53,214	302,910	155,581

Loss from operations	(94,406)	(43,214)	(280,764)	(145,581)

Other (Expense) Income
Interest income	-	-	-	4,841
Interest expense	(31,583)	(26,147)	(73,424)	(48,687)
Total other income (expense)	(31,583)	(26,147)	(73,424)	(43,846)

Net loss before income taxes	(125,989)	(69,361)	(354,188)	(189,427)
Provision for income taxes	-	-	-	-

Net loss	(125,989)	(69,361)	(354,188)	$(189,427)
Less: Net loss attributable to the noncontrolling interest	-	-	-	-
Net loss attributable to the Company	$(125,989)	(69,361)	$(354,188)	$(189,427)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	(0.01)	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,778,765	4,670,049	5,739,205	4,670,049

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Equity

Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	(1,289,249)	$372,036

Net loss	-	-	-	(81,800)	(81,800)
Balance - September 30, 2018	5,328,765	$5,329	$1,655,956	(1,371,049)	$290,236
Common shares issued for consulting services	450,000	450	224,550	-	225,000
Net loss	-	-	-	(146,399)	(146,399)
Balance - December 31, 2018	5,778,765	$5,779	$1,880,506	(1,517,448)	$368,837

Net loss	-	-	-	(125,989)	(125,989)
Balance - March 31, 2019	5,778,765	$5,779	$1,880,506	(1,643,437)	$242,848

	Common Stock		Additional	Common		Total
	Number of Shares	Amount	Paid in Capital	Stock Subscribed	Accumulated Deficit	Stockholder’s Equity

Balance - June 30, 2017	4,755,524	$4,756	$928,740	$-	$(945,257)	$(11,761)

Common stock subscribed	-	-	-	250,000	-	250,000
Common stock Retired	(85,475)	(86)	(19,914)	-	-	(20,000)
Net loss	-	-	-	-	(44,676)	(44,676)
Balance - September 30, 2017	4,670,049	$4,670	$908,826	$250,000	$(989,933)	$173,563

Common stock subscribed	-	-	-	136,000	-	136,000
Net loss	-	-	-	-	(75,390)	(75,390)
Balance - December 31, 2017	4,670,049	$4,670	$908,826	$386,000	$(1,065,323)	$234,173

Net loss	-	-	-	-	(69,361)	(69,361)
Balance - March 31, 2018	4,670,049	$4,670	$908,826	$386,000	$(1,134,684)	$164,812

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(354,188)	$(189,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	201,102	-
Changes in operating assets and liabilities:
Interest receivable	-	(5,159)
Prepaid expenses and deposits	218,658	(22,219)
Film costs	1,134,111	(967,249)
Accrued liabilities	(31,799)	27,222
Deferred film revenue	(1,431,752)	-
Interest payable	73,424	49,005
Other payable	(51,500)	-
Net Cash Used in Operating Activities	(241,944)	(1,107,827)

Cash Flows from Investing Activities:
Issuance of promissory note receivable	-	(350,000)
Collection of promissory note receivable	-	400,000
Loan receivable	-	(32,000)
Net Cash Provided by Investing Activities	-	18,000

Cash Flows from Financing Activities:
Borrowing from related party	12,000	-
Proceeds from issuance of promissory note payable	-	1,130,000
Payment of promissory note payable	-	(200,000)
Payment of promissory note payable - related party	-	(200,000)
Proceeds from common stock subscribed	-	386,000
Retirement of common Stock	-	(20,000)
Net Cash Provided By Financing Activities	12,000	1,096,000

Net Increase in Cash and Cash Equivalents	(229,944)	6,173
Cash and Cash Equivalents, beginning of period	270,826	91,590
Cash and Cash Equivalents, end of period	$40,882	$97,763

Supplemental Disclosure Information:
Cash paid for interest	$-	$10,000
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$225,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focused on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on QTCQB under the symbol of “HLWD.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive) and Almost Never Films Inc. (Indiana) and FWIL, LLC (Indiana), and its 90 % owned subsidiaries, One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC, as well as the following entities, which are 100 % owned: Virginia Christmas, LLC (New York), Christmas Camp, LLC (New York), and Country Christmas, LLC (Ohio). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2018 financial statements that was filed with the SEC on October 15, 2018. The results of operations for the nine months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

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

Concentration of Risk

The Company maintains its cash with a financial institution, and at times, amounts may exceed federally insured limits. Currently the FDIC insurance coverage limit is $250,000, and the Company doesn’t expose to un-insured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. For the nine months and three months ended March 31, 2019, one of the customers accounted for approximately 99.6% of total revenue. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information.

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

As of March 31, 2019, the balance reported for cash approximates its fair value because of its short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable and payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met, and the sign-off of the project has been completed. The Company derives its revenues the follows:

•	Production Service Agreement Revenue is related to films where the Company has been engaged as an independent contractor to provide production services and other elements related to production for individual film projects. Based on the analysis performed, the Company determined that the performance obligations as of March 31, 2019 had been satisfied for two films, and therefore the Company recognized a portion of revenues associated with the Production Service Agreements.

•	Revenue from self-produced films is related to films where the Company has self-produced certain films along with a third party, with the expectation that these films will be distributed in the future. Based on the analysis performed, the Company determined that the performance obligations as of March 31, 2019 had not been satisfied, and therefore the Company did not recognize any revenues associated with the self-produced films.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended March 31, 2019, and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

In March 2019, the FASB issued new guidance on film production costs ASU 2019-02, Entertainment Films- Other Assets – Film Costs (Subtopic 926-20). The new guidance is effective for fiscal years beginning after December 15, 2019 (for the year ended December 31, 2020 for the Company) and interim periods within those fiscal years and may be early adopted. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2019, the Company had a loss from operations of $280,764 and net cash outflows from operating activities of $241,944. As of March 31, 2019, the Company has an accumulated deficit of $1,643,437. As of March 31, 2019, the Company is in default on several promissory notes payable. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROMISSORY NOTES RECEIVABLE

On June 7, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and interest were received on July 17, 2017.

On June 12, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and interest were received on July 26, 2017.

During the nine months ended March 31, 2019 and 2018, a total amount of $nil and $4,841, respectively was recorded as interest income related to the two $200,000 notes.

NOTE 4 – FILM COSTS

Film costs are comprised of the following:

	March 31, 2019	June 30, 2018
Independent Self-Produced Film Costs	$1,052,338	$982,175
Capitalized Film Costs covered under Production Service Agreements	348,910	1,553,184
Total Film Costs	$1,401,248	$2,535,359

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the nine months ended March 31, 2019 and 2018, the Company did not recognize impairment loss.

During the nine months ended March 31, 2019, $1,762,700 of capitalized film costs were expensed as cost of revenues, of which $893,951 related to Last Vermont Christmas LLC, and $868,749 related to Christmas Camp LLC.

NOTE 5 – DEFERRED FILM REVENUE

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to August 27, 2018. As of March 31, 2019, all criteria had been met in order for the Company to recognize revenue. During the nine months ended March 31, 2019, deferred revenue of $879,112 has been recognized as revenues.

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to September 28, 2018. As of March 31, 2019, all criteria had been met in order for the Company to recognize revenue. During the nine months ended March 31, 2019, deferred revenue of $899,234 has been recognized as revenues.

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement was planned to run from June 25, 2018 to October 15, 2018. The agreement is still ongoing as of the date of this filing. The Company has not recognized any film revenue for the three and nine months ended March 31, 2019. As of March 31, 2019, the Company has recorded $367,719 of deferred revenue in relation to this film.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $24,945 has been recorded as of March 31, 2019. During the three months and nine months ended March 31, 2019, interest expense of $8,137 and $15,698 was recorded, respectively. During the three months and nine months ended March 31, 2018, interest expense of $3,176 and $6,035 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. The note is currently in default and currently accrues interest at 22% per annum.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $12,296 has been recorded as of March 31, 2019. During the three months and nine months ended March 31, 2019, interest expense of $4,384 and $8,417 was recorded, respectively. During the three and nine months ended March 31, 2018, interest expense of $1,885, and $1,885 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default and currently accrues interest at 22% per annum.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $13,182 has been recorded as of March 31, 2019. During the three months and nine months ended March 31, 2019, interest expense of $4,196 and $9,237 was recorded, respectively. During the three and nine months ended March 31, 2018, interest expense of $1,452 and $1,452 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default and currently accrues interest at 22% per annum.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $19,674 has been recorded as of March 31, 2019. During the three months and nine months ended March 31, 2019, interest expense of $6,236 and $13,798 was recorded, respectively. During the three and nine months ended March 31, 2018, interest expense of $2,137 and $2,137 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note is currently in default and currently accrues interest at 22% per annum.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. An interest payable of $53,507 has been recorded as of March 31, 2019. During the nine months ended March 31, 2019 and 2018, interest expense was $26,274 and $18,507, respectively. During the three months ended March 31, 2019 and 2018, interest expense was $8,630 and $8,630, respectively.

As of March 31, 2019, the Company has advanced $20,000 as a loan to the Company’s Chief Creative Officer, which bears no interest and due on demand.

During the nine months ended March 31, 2019, the Company borrowed a $12,000 from a related party. The amounts are due on demand and non-interest bearing.

During the nine months ended March 31, 21019 and 2018, the Company paid $25,640, and $nil, respectively to the Chief Creative Officer for fees related to production and managing movie services. During the three months ended March 31, 2019 and 2018, the Company paid $nil and $nil respectively to the Chief Creative Officer for fees related to production and managing of movie services.

NOTE 8 – SHARE CAPITAL

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% to the net loss before provision for income taxes for the following reasons:

	Nine Months Ended March 31,
	2019	2018

Federal Income Tax benefits (expenses) attributable to Current Operation	$74,380	$22,650
Less: Valuation Allowance	(74,380)	(22,650)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,	June 30,
	2019	2018

Deferred tax assets, generated from net operating loss at statutory rates	$251,009	$176,629
Less: valuation allowance	(251,009)	(176,629)
Deferred tax assets, net	$-	$-

In accordance with Income Tax laws of United States of America, net operating loss carry forwards of approximately $1,277,000 which expire commencing in fiscal 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation no events have occurred that require recognition or disclosure.

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

There were no shares of preferred stock issued and outstanding as of March 31, 2019.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on March 31, 2018. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,778,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

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

Results of Operations

For the three months ended March 31, 2019 compared to March 31, 2018

During the three months ended March 31, 2019, the Company had $1,784,846 in revenue and incurred cost of revenue of $1,762,700, $109,993 on general and administrative expenses and $6,559 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended March 31, 2018, the Company had $10,000 of revenue and incurred $47,905 on general and administrative expenses and $5,309 on professional fees.

Other Expense

During the three months ended March 31, 2019, the Company incurred interest expenses of $31,583 relating to an unsecured promissory note payable. During the three months ended March 31, 2018, the Company incurred interest expenses of $26,147, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the three months ended March 31, 2019 was $125,989. The Company’s net loss for the three months ended March 31, 2018 was $69,361.

For the nine months ended March 31, 2019 compared to March 31, 2018

During the nine months ended March 31, 2019, the Company had $1,784, 846 in revenue and incurred cost of revenue of $1,762,700, $263,674 on general and administrative expenses and $39,236 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements and the negotiation of the collaborations entered into by the Company. During the nine months ended March 31, 2018, the Company had $10,000 in revenue and incurred $95,011 on general and administrative expenses and $60,570 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements.

Other Expense

During the nine months ended March 31, 2019, the Company incurred interest expenses of $73,424, relating to an unsecured promissory note payable. During the nine months ended March 31, 2018, the Company incurred interest expenses of $48,687 relating to promissory notes payable, and interest income of $4,841.

Net Loss

The Company’s net loss for the nine months ended March 31, 2019 was $354,188. The Company’s net loss for the nine months ended March 31, 2018 was $189,427.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2019, we had a cash balance of $40,882. As of June 30, 2018, we had a cash balance of $270,826. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the nine months ended March 31, 2019, the Company received $12,000 from a loan to a related party. During the nine months ended March 31, 2018, the Company received $1,130,000 proceeds from issuance of promissory note payable, and $386,000 proceeds from common stock subscribed, and cash outflows related to financing activities were $200,000 for payment of promissory note payable, $200,000 for payment of promissory note payable – related party, and $20,000 for retirement of common stock.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2019, the Company incurred a net loss from operations of $354,188 and cash used in operating activities was $241,944. As of March 31, 2019, the Company is in default on several promissory notes payable. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company also has several promissory notes payable in default.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Off-balance sheet arrangements

During the nine months ended March 31, 2019, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

______________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: May 20, 2019	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

