Form 10-K
period 2019-06-30
Almost Never Films Inc.
filed 2019-10-15
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

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

The number of shares of registrant’s common stock outstanding as of October 14, 2019 was 5,798,765.

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

Tablr of Contents

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

On January 15, 2016, pursuant to the share exchange agreement, among Almost Never Films Inc. f/k/a Smack Sportswear (the “Company”, “we,” “our” or “us”), Almost Never Films Inc. (“ANF”), an Indiana corporation, and the two shareholders of ANF (the “ANF Shareholders”), we issued to the ANF Shareholders, 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share in exchange for all 100,000,000 shares of the issued and outstanding common stock of ANF (the “Share Exchange”). As a result of the Share Exchange, ANF became our wholly-owned subsidiary, and our business has become the business of ANF, effective on January 15, 2016.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2019.

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

Tablr of Contents

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

On October 18, 2018, Damiano Tucci presented the Board of Directors of the Company with his resignation as Chief Operating Officer of the Company. Mr. Tucci’s decision to resign was not due to any disagreement with the Company. On October 18, 2018, the Board of Directors of the Company accepted Mr. Tucci’s resignation. Accordingly, Damiano Tucci ceased to be the Company’s Chief Operating Officer. Daniel Roth, the Company’s current Chief Creative Officer, accepted the additional position of Chief Operating Officer.

Tablr of Contents

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

The share exchange was accounted for as a "reverse acquisition," and resulted in a recapitalization. Almost Never Films Inc. (Indiana) was deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that would be reflected in the financial statements prior to the share exchange would be those of Almost Never Films Inc. (Indiana) and would be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange included the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana) from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (i) increase the authorized capital of the Company to 200,000,00 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2017.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on July 8, 2015. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also requested a change to the Company’s trading symbol to "HLWD"

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,798,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

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

Tablr of Contents

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

Almost Never Feature Film Production

Our initial primary involvement with feature film production is in the area of the development of “underlying properties”. We intend to engage third parties to produce, finance and exploit/distribute the motion picture “packages” we put together. We may also provide production expertise (i.e. “production services”) to the third-party producer and/or financier of the motion picture in question. If we do provide production expertise, we, or members of our executive team, Danny Chan and Daniel Roth, may be credited as “producers” or “executive producers” of the particular film in question. We expect to primarily derive our income from producer fees, consulting and service fees as well as our participation in the profits of the various pictures produced by third parties, that were developed and/or “packaged” by us.

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

Foreign Markets

In general, a very important portion of the financing for “independent” (i.e., not produced by a major studio or one of their subsidiaries) motion pictures comes from the “foreign markets” (i.e., those markets outside of the United States and English-speaking Canada). With respect to productions we are associated with, the third-party financier owns and/or controls the production rights and uses these rights as collateral or purchases the rights outright in connection with the funding of the pictures we develop.

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

Tablr of Contents

Competition

The motion picture industry is intensely competitive. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, pay television systems, and online streaming media companies such as Netflix, Hulu, and Amazon Prime. Virtually all of our competitors who are significantly larger than we are have been in business much longer than we have, and have significantly more resources at their disposal. Our competitors range from small independent producers to well financed established film studios, particularly, major U.S. film studios.

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

Tablr of Contents

Employees

The Company currently has no employees. Danny Chan, our Chief Executive Officer and Chief Financial Officer, and Daniel Roth our Chief Creative Officer and Chief Operating Officer, are operating the Company.

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

Tablr of Contents

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
30-Jun-19	$1	$0.37
31-Mar-19	$2.51	$0.4
31-Dec-18	$1.08	$0.4
30-Sep-18	$0.6	$0.6
30-Jun-18	$1.53	$0.8
31-Mar-18	$1.65	$1.2
31-Dec-17	$1.75	$0.9
30-Sep-17	$2.8	$1.2

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of October 14, 2019, we have approximately 87 registered shareholders holding 5,798,765 shares of our common stock.

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

None.

Tablr of Contents

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

Basis of Presentation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Form 10-K Report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Tablr of Contents

On August 24, 2017, the Board of Directors of the Company appointed Daniel Roth as Chief Creative Officer of the Corporation and Damiano Tucci as Chief Operating Officer of the Corporation.

On September 13, 2017, the Company completed a 1 for 40 reverse stock split and changed the authorized capital of the Company to 25,000,000 shares of common stock, par value $.001 per share.

On October 18, 2018, Damiano Tucci presented the Board of Directors of the Company with his resignation as Chief Operating Officer of the Company. Mr. Tucci’s decision to resign was not due to any disagreement with the Company. On October 18, 2018, the Board of Directors of the Company accepted Mr. Tucci’s resignation. Accordingly, Damiano Tucci ceased to be the Company’s Chief Operating Officer. Daniel Roth, the Company’s current Chief Creative Officer, accepted the additional position of Chief Operating Officer.

Results of Operations for the year ended June 30, 2019 and the year ended June 30, 2018

Revenue and Cost of Revenue

For the year ended June 30, 2019, the Company generated $2,526,346 in revenue. For the year ended June 30, 2018, the Company generated $10,000 revenue. Revenue increased due to the completion of two independent self-produced films which generated a total of $700,000 of revenue, and the completion of two films completed under Production Service Agreements which generated a total of $1,778,346. In addition, the Company recorded $48,000 of revenue associated with producer fees.

Cost of revenues was $2,483,448 compared to $0 for the year ended June 30, 2019, and 2018, respectively. Cost of revenues increased due to the completion of two independent self-produced films and two films completed under Production Service Agreements.

General and Administrative Expenses and Professional Fees

General and administrative expenses for the year ending June 30, 2019, was $348,636. Professional fees for the year ending June 30, 2019 was $56,170. General and administrative expenses for the year ending June 30, 2018, was $124,298. Professional fees for the year ending June 30, 2018 was $82,107. The increase in general and administrative fees was due to consulting fees incurred of $258,186. Professional fees decreased during the year was due to decreased accounting and audit fees.

Other Expense

During the years ended June 30, 2019 and 2018, the Company had interest expense of $105,939 and $90,323, respectively, relating to its notes payable. During the years ended June 30, 2019 and 2018, the Company had interest income of $0 and $16,811, respectively, related to promissory notes receivable. During the year ended June 30, 2018, the Company recorded a loss on settlement of debt of $74,075.

Net Loss

Our net loss for the year ending June 30, 2019 was $467,847. Our net loss for the year ending June 30, 2018 was $343,992.

Liquidity and Capital Resources

For the year ending June 30, 2019 and the year ending June 30, 2018

As of June 30, 2019, we had cash of $57,154, negative working capital of $403,440 and an accumulated deficit of $1,755,486. As of June 30, 2018, we had cash of $270,826, negative working capital of $1,950,406 and an accumulated deficit of $1,289,249.

Cash flows used in operating activities

During the year ended June 30, 2019, the Company provided cash flows by operating activities of $54,328. A net loss of $467,847 was offset by capitalized consulting expense of $258,185, decrease in prepaid expenses $218,658, a decrease in film cost of $2,106,628, as well as an increase in accrued liabilities of $45,424, a increase in interest payable of $67, 534 a decrease in deferred revenue of $1,445,073, a increase in accounts receivable of $583,334, and decrease in other payable of $55,000 contributed to the total net cash provided amount.

During the year ended June 30, 2018, the Company used cash flows in operating activities of $1,004,764. A net loss of $343,992 consulting expense of $2,917, loss on settlement of debt of $74,075, as well as a change in interest receivable of $5,159, increase in prepaid expenses of $202,051, increase in film costs of $2,555,359, increase in accrued liabilities of $89,693, an increase in deferred film revenues of $1,799,471, increase in interest payable of $50,323, and an increase in other payable of $55,000 contributed to the total net cash used amount.

Cash flows provided by investing activities

During the year ended June 30, 2019, the Company was provided $0 through the issuance of promissory notes receivable.

During the year ended June 30, 2018, the Company issued a promissory note receivable of $350,000, collected promissory notes receivable for $750,000, and provided loans of $32,000.

Tablr of Contents

Cash flows used in financing activities

During the year ended June 30, 2019, the Company used $268,000 of cash flows in financing activities. The Company had borrowing from related party of $12,000 and payment of note payable of $250,000, payment of promissory note payable - related party of $30,000.

During the year ended June 30, 2018, the Company was provided $816,000 of cash flows from financing activities. The Company had proceeds from issuance of promissory notes payable of $780,000, proceeds from issuance of promissory notes payable - related party of $350,000, payment of note payable of $500,000, payment of promissory notes payable - related party of $200,000, proceeds from the issuance of stock of $406,000, and retirement of common stock of $20,000.

Non-Cash Investing and Financing Activity

During the year ended June 30, 2019, the Company had $225,000 deferred consulting expenses paid by issuing restricted stock.

During the year ended June 30, 2018, the Company had $140,000 deferred consulting expenses paid by issuing restricted stock, and $127,716 from the conversion of debt into common stock.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2019 and the Company incurred a net loss of $467,847. As of June 30, 2019, the Company had a working capital deficiency of $403,440 and an accumulated deficit of $1,755,486. The Company also has loans in default as of June 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. Management believes that future funding will provide the additional cash needed to meet the Company’s obligations as they become due and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Tablr of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Almost Never Films Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Almost Never Films Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Simon & Edward, LLP

Los Angeles, California

October 15, 2019

We have served as the Company's auditor since 2016.

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$57,154	$270,826
Accounts receivable	583,333	-
Prepaid expenses and deposits	-	218,658
Loan receivable	32,000	32,000
Total Current Assets	672,487	521,484

Deferred assets	103,898	137,083
Film costs	428,731	2,535,359

TOTAL ASSETS	$1,205,116	$3,193,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$41,813	$87,237
Due to related party	12,000	-
Deferred film revenue	354,398	1,799,471
Interest payable	117,716	50,182
Other Payable	-	55,000
Promissory Note Payable	230,000	480,000
Promissory note payable - related party	320,000	-
Total Current Liabilities	1,075,927	2,471,890

Long-term Liabilities
Promissory note payable - related party	-	350,000

TOTAL LIABILITIES	1,075,927	2,821,890

Stockholders' Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,778,765 and 5,328,765 shares issued and outstanding respectively.	5,779	5,329
Additional paid in capital	1,880,506	1,655,956
Accumulated deficit	(1,755,486)	(1,289,249)
Total shareholders' equity attributable to Almost Never Films Inc. shareholders	130,799	372,036
Non-controlling interest	(1,610)	-
Total shareholders' equity	129,189	372,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,205,116	$3,193,926

The accompanying notes are an integral part of these financial statements.

Tablr of Contents

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2019	2018

Revenues	$2,526,346	$10,000
Cost of Revenues	2,483,448	-
Gross Profit	42,898	10,000

Operating Expenses
General and administration expenses	348,636	124,298
Professional fees	56,170	82,107
Total operating expenses	404,806	206,405

Loss from operations	(361,908)	(196,405)

Other (Expense) Income
Interest income	-	16,811
Interest expense	(105,939)	(90,323)
Gain (loss) on settlement of debt	-	(74,075)
Total other income (expense)	(105,939)	(147,587)

Net loss before income taxes	(467,847)	(343,992)
Provision for income taxes	-	-
Net loss	$(467,847)	$(343,992)

Net loss attributable to:
Almost Never Films Inc.	(466,237)	(343,992)
Non-controlling interest	(1,610)	-

Comprehensive loss Per Common Share – Basic attributable to Almost Never Films Inc. Shareholders	$(0.08)	$(0.07)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,645,614	4,771,486

The accompanying notes are an integral part of these financial statements.

Tablr of Contents

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholder's Equity

Balance - June 30, 2017	4,755,524	$4,756	$928,740	$(945,257)	$-	$(11,761)

Common stock issued for cash	406,000	406	405,594	-		406,000
Common shares issued to settle note payable and accrued interest	83,822	83	132,354	-		132,437
Common shares issued for consulting services	125,000	125	139,875			140,000
Common shares issued to settle accounts payable	43,894	44	69,308	-		69,352
Common stock Retired	(85,475)	(85)	(19,915)	-		(20,000)
Net loss	-	-	-	(343,992)	-	(343,992)
Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$(1,289,249)	$-	$372,036

Common shares issued for consulting services	450,000	450	224,550	-		225,000
Net loss	-	-	-	(466,237)	(1,610)	(467,847)
Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

The accompanying notes are an integral part of these financial statements.

Tablr of Contents

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(467,847)	$(343,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	258,185	2,917
Loss on settlement of debt	-	74,075
Changes in operating assets and liabilities:
Accounts receivable	(583,333)	-
Interest receivable	-	5,159
Prepaid expenses and deposits	218,658	(202,051)
Film costs	2,106,628	(2,535,359)
Accrued liabilities	(45,424)	89,693
Deferred film revenue	(1,445,073)	1,799,471
Interest payable	67,534	50,323
Other payable	(55,000)	55,000
Net Cash Provided by (Used in) Operating Activities	54,328	(1,004,764)

Cash Flows from Investing Activities:
Issuance of promissory note receivable	-	(350,000)
Collection of promissory note receivable	-	750,000
Loan receivable	-	(32,000)
Net Cash Provided by Investing Activities	-	368,000

Cash Flows from Financing Activities:
Borrowing from related party	12,000	-
Proceeds from issuance of promissory note payable	-	780,000
Proceeds from issuance of promissory note payable - related party	-	350,000
Payment of note payable	(250,000)	(500,000)
Payment of promissory note payable - related party	(30,000)	(200,000)
Proceeds from common stock subscribed	-	406,000
Retirement of common Stock	-	(20,000)
Net Cash Provided by (Used in) Financing Activities	(268,000)	816,000

Net Increase in Cash and Cash Equivalents	(213,672)	179,236
Cash and Cash Equivalents, beginning of period	270,826	91,590
Cash and Cash Equivalents, end of period	$57,154	$270,826

Supplemental Disclosure Information:
Cash paid for interest	$-	$40,000
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$225,000	$140,000
Conversion of debt into common stock	$-	$127,716

The accompanying notes are an integral part of these financial statements.

Tablr of Contents

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focusing on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on QTCQB under the symbol of “HLWD.”

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

The share exchange was accounted for as a “reverse acquisition,” and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes. The assets acquired and liabilities assumed were $6,566 and $598,869, respectively. Consequently, the assets and liabilities and the historical operations that would be reflected in the financial statements prior to the share exchange would be those of Almost Never Films Inc. (Indiana) and would be recorded at the historical cost basis of Almost Never Films Inc. (Indiana), and the combined financial statements after completion of the share exchange included the assets and liabilities of Almost Never Films Inc. (Indiana), historical operations of Almost Never Films Inc. (Indiana), and operations of Almost Never Films Inc. (Indiana) from the closing date of the share exchange. As a result of the issuance of the shares of our Series A Convertible Preferred Stock pursuant to the share exchange, a change in control of the Company occurred as of the date of consummation of the share exchange. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. The Company has not yet generated any revenue since inception.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive), Almost Never Films Inc. (Indiana), FWIL, LLC (Indiana), Virginia Christmas, LLC (New York), Christmas Camp, LLC (New York), and Country Christmas, LLC (Ohio). Its 90 % owned subsidiaries are One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Tablr of Contents

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

The Company’s revenue from customer individually accounts for more than 10% of total revenue are as follows:

•	Pureflix: $700,000

•	MVE Productions, LLC: $1,778,346

The Company’s accounts receivable from customer individually accounts for more than 10% of total receivable are as follows:

•	Pureflix: $583,333

Film Costs, Net

The Company records film costs in accordance with ASC – 926 - Entertainment – Films. Film costs include direct production costs, production overhead and acquisition costs for both motion picture and television productions and are stated at the lower of unamortized cost or estimated fair value and classified as noncurrent assets. The Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance. Estimates used in calculating the fair value of the film costs are based upon assumptions about future demand and market conditions and are reviewed on a periodic basis.

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

As of June 30, 2019, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable, loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Tablr of Contents

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met, and the sign-off of the project has been completed. The Company derives its revenues from the follows:

•	Production Service Agreement Revenue is related to films where the Company has been engaged as an independent contractor to provide production services and other elements related to production for individual film projects. Based on the analysis performed, the Company determined that the performance obligations as of June 30, 2019 had been satisfied for two films, and therefore the Company recognized a portion of revenues associated with the Production Service Agreements.

•

Revenue from self-produced films is related to films where the Company has self-produced certain films along with a third party, with the expectation that these films will be distributed in the future. Based on the analysis performed, the Company determined that the performance obligations as of June 30, 2019 had been satisfied for One HLWD and Three HLWD, and therefore the Company recognized all of revenues associated with these two self-produced films.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2019, and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company does not have any leases and does not expect any material impact related to the new guidance.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Tablr of Contents

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2019 the Company had a net loss from operations of $467,847. As of June 30, 2019, the Company has an accumulated deficit of $1,755,486. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company also has promissory notes in default as of June 30, 2019.

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

NOTE 3 – PROMISSORY NOTES RECEIVABLE

On June 7, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and $5,000 interest receivable were received on July 17, 2017.

On June 12, 2017, the Company entered into an agreement for a 2.5% promissory note in exchange for lending $200,000 to a third party. The principal of $200,000 was due to the Company forty-five (45) days from receipt of the funds. The principal and $5,000 interest receivable were received on July 26, 2017.

During the year ended June30, 2019 and 2018, a total amount of $0 and $4,841, respectively was recorded as interest income related to the two $200,000 notes.

NOTE 4 – FILM COSTS, NET

Film costs are comprised of the following:

	June 30, 2019	June 30, 2018
Independent Self-Produced Film Costs, Net	$85,475	$982,175
Capitalized Film Costs covered under Production Service Agreements, Net	343,256	1,553,184
Total Film Costs, Net	$428,731	$2,535,359

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regards to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

As of June 30, 2019, the Company performed fair value measurements related to film costs and determined that there were no indicators of impairment. During the year ended June 30, 2019, the Company did not recognize impairment loss.

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

During the year ended June 30, 2019, $2,483,448 of capitalized film costs were expensed as cost of revenues, of which $889,248 related to Last Vermont Christmas LLC, $868,795 related to Christmas Camp LLC, $354,788 related to One HLWD, and $370,617 related to Three HLWD.

Tablr of Contents

NOTE 5 – DEFERRED FILM REVENUE

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Christmas Camp LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to August 27, 2018. As of February 28, 2019, all criteria had been met in order for the Company to recognize revenue. During the year ended June 30, 2019 deferred revenue of $879,112 has been recognized as revenues.

On March 27, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Last Vermont Christmas LLC.’ The Production Services Agreement was planned to run from April 9, 2018 to September 28, 2018. As of March 18, 2019, all criteria had been met in order for the Company to recognize revenue. During the year ended June 30, 2019 deferred revenue of $899,234 has been recognized as revenues.

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement will run from June 25, 2018 to October 15, 2018. The agreement is still ongoing as of the date of this filing. The Company has not recognized any film revenue for the year ended June 30, 2019. As of June 30, 2019, the Company has recorded $354,398 of deferred revenue in relation to this film.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds, and a total interest charge of ten percent, or $15,000 is to be recorded over the term of the loan. An interest payable of $17,510 and $9,247 has been recorded as of June 30, 2019, and 2018, respectively. During the year ended June 30, 2019, and 2018, interest expense of $23,263 and $9,247 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. During the year ended June 30, 2019, The Company paid principal of $100,000 and $15,000 of interest payable. The balance of principal note for amount of $50,000 is currently in default and currently accrues interest at 22% per annum. Subsequent to June 30, 2019, the Company entered into an amendment agreement with the lender to extend the maturity date to June 30, 2020.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $8,684 and $3,879 has been recorded as of June 30, 2019 and June 30, 2018, respectively. During the year ended June 30, 2019, and 2018, interest expense of $12,805 and $3,879 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the year ended June 30, 2019, The Company paid $8,000 interest. The note was in default as of June 30, 2019. Subsequent to June 30, 2019, the Company entered into an amendment agreement with the lender to extend the maturity date to June 30, 2020.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $19,216 and $3,945 has been recorded as of June 30, 2019, and 2018. During the year ended June 30, 2019 and 2018, interest expense of $15,271 and $3,945 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red. The note was in default as of June 30, 2019. Subsequent to June 30, 2019, the Company entered into an amendment agreement with the lender to extend the maturity date to June 30, 2020.

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. An interest payable of $10,045 and $5,877 has been recorded as of June 30, 2019 and 2018, respectively. During the year ended June 30, 2019 and 2018, interest expense of $19,168 and $5,877 was recorded, respectively. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

During the year ended June 30, 2019, The Company paid $150,000 of principal and $15,000 of interest payable. As of June 30, 2019, unpaid interest of $10,045 is due. Subsequent to June 30, 2019, the Company entered into an amendment agreement with the lender to extinguish the debt in exchange for the issuance of 20,000 common shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. The Company and the lender have extended the maturity date to June 30, 2020. Interest payable of $62,142 and $27,233 has been recorded as of June 30, 2019, and 2018, respectively. During the year ended June 30, 2019, and 2018, interest expense was $34,910 and $27,233, respectively. During the year ended June 30, 2019, The Company paid a part of principal of $30,000 and as of June 30, 2019, the principal balance of note is $320,000.

As of June 30, 2019, the Company has advanced $20,000 as a loan to the Company’s Chief Creative Officer.

During the year ended June 30, 2019, the Company borrowed a $12,000 from a related party. The amounts are due on demand and non-interest bearing.

During the year ended June 30, 2019, and 2018, the Company paid $27,500, and $95,636, respectively to the Chief Creative Officer for fees related to production and managing movie services.

Tablr of Contents

NOTE 8 – NOTE PAYABLE

In August 2015, Smack entered into an unsecured promissory note agreement with an individual. The agreement allowed Smack to borrow up to $66,613 at an interest rate of 10 percent per year. This $66,613 note was assumed by the Company during the recapitalization. During the year ended June 30, 2018, the Company settled the principal amount of $66,613 and interest payable of $17,209 for a total of $83,822 through issuance of 83,822 common shares. For the year ended June 30, 2019, and 2018, interest expense of $0, and $5,037 were recorded, respectively.

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

Tablr of Contents

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 27.5% to the net loss before provision for income taxes for the following reasons:

	Year ended June 30,
	2019	2018
Federal Income Tax benefits (expenses) attributable to
Current Operation	$123,707	$144,758
Less: Valuation Allowance	(123,707)	(144,758)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2019	2018

Deferred tax assets	$300,336	$176,629
Less: valuation allowance	(300,336)	(176,629)
Deferred tax assets, net	$-	$-

At June 30, 2019 and 2018, the Company had $1,755,486 and $1,289,249, respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2036. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2018 can be carryforward indefinitely.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation no events have occurred that require disclosure, other than those disclosed below.

On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms.

Subsequent to year end, the Company dissolved CXA Movie, LLC on October 5, 2019. In addition, the Company dissolved FWIL, LLC on September 16, 2019.

Subsequent to June 30, 2019, the Company amended the following terms of promissory notes:

-	Promissory note of $150,000, dated February 7, 2018, $15,000 of interest payable to be paid through the issuance of 20,000 common shares. The shares have been issued as of the date of this report.
-

Promissory note of $80,000, dated January 4, 2018. Maturity date has been extended to June 30, 2020. Amended interest payable is 10% of the loan payable in common stock of Almost Never Films. The shares have not yet been issued as of the date of this report.

-

Promissory note of $100,000, dated February 6, 2018. New principal amount is $0.  As part of the amendment, the lender transferred $50,000 of the promissory note to one new lender, and $50,000 to another new lender.

-	Promissory note of $350,000, dated September 19, 2017. Maturity date has been extended to June 30, 2020.
-	Promissory note of $150,000, dated October 11, 2017. Maturity date has been extended to June 30, 2020. New principal amount is $50,000 with interest of 10%, as $100,000 has been paid.
-	Two new promissory notes of $50,000 each were entered, bearing interest at 10%. These new notes replaced amounts due on previously issued promissory notes.

Tablr of Contents

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2019, based on the framework set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Tablr of Contents

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

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Danny Chan	41	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2017
Daniel Roth	49	Chief Creative Officer, Chief Operating Officer	August 24, 2017

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from June 30, 2017, through June 30, 2019, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Tablr of Contents

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2019 and 2018. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year ($)	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Danny Chan	2018							56,400	56,400
	2019							-	-

Daniel Roth	2018							91,585	91,585
	2019							-	-

Damiano Tucci (1)	2018							95,636	95,636
	2019							27,500	27,500
___________

(1)	Damiano Tucci resigned on October 18, 2018.

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

No director has been compensated for his role as a Director in the fiscal years ended June 30, 2019 or 2018.

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

Tablr of Contents

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

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 18, 2019 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 8605 Santa Monica Blvd #98258 West Hollywood, California 90069-4109.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
5% Stockholder
William R. Kruse (1)	Common Stock	1,522,950	26.35%
Named Executive Officers and Directors
Danny Chan, Chief Executive Officer, Chief Financial Officer and Director	Common Stock	776,476	13.44%
Daniel T. Roth, Chief Creative Officer#	Common Stock	776,476	13.44%

____________

(1)	1340 S Main Ste 300, Grapevine TX 76051

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

Tablr of Contents

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2019 and June 30, 2018:

Fees	2019

Audit fees	$36,000
Audit Related Fees	$-
Tax fees	$3,500
All other fees	$-

Total Fees	$39,500

Fees	2018

Audit fees	$29,676
Audit Related Fees	$-
Tax fees	$2,000
All other fees	$-

Total Fees	$31,676

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

Tablr of Contents

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

						☒
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Extension Presentation Linkbase.

Tablr of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Dated: October 15, 2019	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer and Chief Financial Officer

