Form 10-Q
period 2019-09-30
Almost Never Films Inc.
filed 2019-11-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as November 08, 2019 was 5,798,765

 FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

September 30, 2019

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and June 30, 2019	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2019 and three months ended September 30, 2018	5
	Consolidated Statements of Stockholders’ Equity (Unaudited)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and September 30, 2018.	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signature	26

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,265	$57,154
Accounts receivable	581,049	583,333
Loan receivable	32,000	32,000
Total Current Assets	622,314	672,487

Deferred assets	55,148	103,898
Film costs	85,496	428,731

TOTAL ASSETS	$762,958	$1,205,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$61,886	$41,813
Due to related party	12,000	12,000
Deferred film revenue	-	354,398
Interest payable	67,553	117,716
Promissory note payable	180,000	230,000
Promissory note payable - related party	400,000	320,000
Total Current Liabilities	721,439	1,075,927

TOTAL LIABILITIES	721,439	1,075,927

Stockholders' Equity
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 and 5,778,765 shares issued and outstanding respectively.	5,799	5,779
Additional paid in capital	1,895,486	1,880,506
Accumulated deficit	(1,858,139)	(1,755,486)
Total shareholders' equity attributable to Almost Never Films Inc. shareholders	43,146	130,799
Non-controlling interest	(1,627)	(1,610)
Total shareholders' equity	41,519	129,189

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$762,958	$1,205,116

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenues	$343,256	-
Cost of Revenues	343,256	-
Gross Profit	-	-

Operating Expenses
General and administration expenses	68,251	41,768
Professional fees	34,441	19,680
Total operating expenses	102,692	61,448

Loss from operations	(102,692)	(61,448)

Other (Expense) Income
Interest expense	(19,760)	(20,352)
Gain (loss) on modification of debt	19,782	-
Total other income (expense)	22	(20,352)

Net loss before income taxes	(102,670)	(81,800)
Provision for income taxes	-	-
Net loss	$(102,670)	(81,800)

Net loss attributable to:
Almost Never Films Inc.	(102,653)	(81,800)
Non-controlling interest	(17)	-

Comprehensive Loss	(102,670)	(81,800)

Comprehensive loss Per Common Share – Basic	$(0.02)	(0.02)
attributable to Almost Never Films Inc. Shareholders	$(0.02)	(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,780,287	5,328,765

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders' Equity

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle note payable and accrued interest	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(102,653)	(17)	(102,670)
Balance - September 30, 2019	5,798,765	$5,799	$1,895,486	$(1,858,139)	$(1,627)	$41,519

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders' Equity

Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$(1,289,249)	$-	$372,036

Net loss	-	-	-	(81,800)	-	(81,800)
Balance - September 30, 2018	5,328,765	$5,329	$1,655,956	$(1,371,049)	$-	$290,236

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(102,670)	$(81,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	48,750	17,500
Gain on modification of debt	(19,782)	-
Changes in operating assets and liabilities:
Accounts receivable	2,284	-
Prepaid expenses and deposits	-	89,267
Film costs	343,235	(422,570)
Accounts payable and accrued expenses	20,073	(33,184)
Deferred film revenue	(354,398)	227,553
Interest payable	14,619	20,352
Net Cash Provided by (Used in) Operating Activities	(47,889)	(182,882)

Net Increase in Cash and Cash Equivalents	(47,889)	(182,882)
Cash and Cash Equivalents, beginning of period	57,154	270,826
Cash and Cash Equivalents, end of period	$9,265	$87,944

Supplemental Disclosure Information:
Cash paid for interest	$(35,000)	$-
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Conversion of debt into common stock	$15,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focusing on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on QTC Pink markets under the symbol of “HLWD.”

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

The Company dissolved FWIL, LLC on September 16, 2019.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2019 financial statements that was filed with the SEC on October 15, 2019. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, film costs, among others. Actual results could differ from these estimates.

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

The Company’s accounts receivable from customer individually accounts for more than 10% of total receivable are as follows:

	September 30,	June 30,
	2019	2019

Accounts receivable - Pureflix	$581,049	$583,333

The Company’s revenue from customer individually accounts for more than 10% of total revenue are as follows:

	Three-month ended September 30,
	2019	2018

MVE Productions	$343,256	$-

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

As of September 30, 2019, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable, loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2019, and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

In March 2019, the FASB issued new guidance on film production costs ASU 2019-02, Entertainment Films- Other Assets – Film Costs (Subtopic 926-20). The new guidance is effective for fiscal years beginning after December 15, 2019 (for the year ended June 30, 2021 for the Company) and interim periods within those fiscal years and may be early adopted. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company does not have any leases and does not have any material impact related to the new guidance.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2019 the Company had a net loss from operations of $102,653. As of September 30, 2019, the Company has an accumulated deficit of $1,858,139. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS, NET

Film costs are comprised of the following:

	September 30, 2019	June 30, 2019
Independent Self-Produced Film Costs, Net	$85,496	$85,475
Capitalized Film Costs covered under Production Service Agreements, Net	-	343,256
Total Film Costs, Net	$85,496	$428,731

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the three months ended September 30, 2019, the Company did not recognize an impairment loss.

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

During the three months ended September 30, 2019 and 2018, $343,256 and $0, respectively, of capitalized film costs were expensed as cost of revenues.

NOTE 4 – DEFERRED FILM REVENUE

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

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement was planned to run from June 25, 2018 to October 15, 2018. On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the period of three months ended September 30,2019.

NOTE 5 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. During the year ended June 30, 2019, the Company paid principal of $100,000 and $15,000 of interest payable. On September 24,2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. During the three months ended September 30, 2019, and 2018, interest expense of $1260 and $3,212 was recorded, respectively. As of September 30,2019, and June 30,2019, an interest payable of $9,219 and $17,510 has been recorded , respectively.. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

On September 24,2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30,2020. During the three months ended September 30, 2019, and 2018, interest expense of $2,016 and $2,016 was recorded, respectively. As of September 30,2019, and June 30,2019, an interest payable of $5,786 and $8,684 has been recorded, respectively Due to change of maturity date of the loan agreement to June 30,2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of changing recognized as of gain on gain on modification of debt.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

On September 24,2019, the Company signed amendment agreements with lender with maturity date of June 30,2020, transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the three months ended September 30,2019 and 2018, interest expenses of $2,521 and $2,521 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

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

On September 24, 2019, the Company singed general and mutual release agreement with lender, to pay $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. As of September 24, 2019, unpaid interest of $15,000 was due. During the three months ended September 30,2019 and 2018, interest expenses of $4,955 and $3,781 was recorded, respectively. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

On September 24,2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 06,2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the three months ended September 30,2019, the Company paid $5,000 of interest payable and $82 interest expenses was recorded. As of September 30, 2019, unpaid interest of $3,247 was due.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24,2019, the Company and the lender have extended the maturity date to June 30, 2020. Interest payable of $41,055 and $62,142 has been recorded as of September 30, 2019, and June 30, 2019, respectively. During the three months ended September 30, 2019and 2018, interest expense was $8,822 and $8,822, respectively. As of September 30, 2019, the principal balance of note is $350,000.

On September 24,2019, the company issued a $50,000 Promissory Note in to the Company’s Chief Executive Officer exchange of settlement loan agreement of February 06,2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30,2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. During the three months ended September 30,2019, $82 interest expenses was recorded. As of September 30,2019, unpaid interest of $8,247 was due.

v

As of September 30, 2019, and June 30,2019, the Company has advanced $20,000 as a loan to the Company’s Chief Creative Officer, respectively.

As of September 30,2019, and June 30,2019, the Company borrowed a $12,000 from an individual related to the Company’s Chief Creative Officer. The amounts are due on demand and non-interest bearing.

During the three months ended September 30, 2019, and 2018, the Company paid $0 , and $25,640, respectively to the Chief Creative Officer for fees related to production and managing movie services.

NOTE 7 – SHARE CAPITAL

Common Stock

On October 17, 2018, the Company issued 250,000 and 200,000 common shares at $0.50 for consulting services, to two individuals, valued at $125,000, and $100,000, respectively.

On September 24,2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 27.5% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended
	September 30,
	2019	2018
Federal Income Tax benefits (expenses) attributable to
Current Operation	$20,340	$17,178
Less: Valuation Allowance	(20,340)	(17,178)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30,	June 30,
	2019	2019

Deferred tax assets	$320,676	$300,336
Less: valuation allowance	(320,676)	(300,336)
Deferred tax assets, net	$-	$-

At September 30, 2019, the Company had $1,852,328 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2036. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation no events have occurred that require disclosure, other than those disclosed below.

Subsequent to the quarter end, the Company dissolved CXA Movie, LLC on October 5, 2019.

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

There were no shares of preferred stock issued and outstanding as of September 30, 2019.

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

Results of Operations

For the three months ended September 30, 2019 compared to September 30, 2018

During the three months ended September 30, 2019, the Company had $343,256 in revenue and incurred cost of revenue of $343,256, $68,251 on general and administrative expenses and $34,441 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the three months ended September 30, 2018, the Company had $0 in revenue and incurred $41,768 on general and administrative expenses and $19,680 on professional fees.

Other Expense

During the three months ended September 30, 2019, the Company incurred interest expenses of $19,760 relating to an unsecured promissory notes payable and gain on modification of debt of $19,782. During the three months ended September 30, 2018, the Company incurred interest expenses of $20,352, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the three months ended September 30, 2019 was $102,653. The Company’s net loss for the three months ended September 30, 2018 was $81,800.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2019, we had a cash balance of $9,265. As of June 30, 2019, we had a cash balance of $57,154. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2019, the Company incurred a net loss from continuing operations of $102,653, and cash used in operating activities was $47,889. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the three months ended September 30, 2019, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: November 19, 2019	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

