Form 10-Q
period 2019-12-31
Almost Never Films Inc.
filed 2020-02-14
CIK 1422768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2019

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

The number of shares of registrant’s common stock outstanding as of January 29, 2020 was 5,798,765.

FORM 10-Q
ALMOST NEVER FILMS INC.
(F/K/A SMACK SPORTSWEAR)
December 31, 2019

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Almost Never Films Inc. and Subsidiaries Condensed Consolidated Balance Sheets As of December 31, 2019 and June 30, 2019

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,871	$57,154
Accounts receivable	487,715	583,333
Loan receivable	20,000	32,000
Total Current Assets	515,586	672,487

Deferred assets	32,083	103,898
Film costs	85,496	428,731

TOTAL ASSETS	$633,165	$1,205,116

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$53,956	$41,813
Due to related party	12,000	12,000
Deferred film revenue	-	354,398
Interest payable	81,427	117,716
Promissory note payable	135,000	230,000
Promissory note payable - related party	400,000	320,000
Total Current Liabilities	682,383	1,075,927

TOTAL LIABILITIES	682,383	1,075,927

Stockholders’ Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 and 5,778,765 shares issued and outstanding respectively.	5,799	5,779
Additional paid in capital	1,895,486	1,880,506
Accumulated deficit	(1,948,869)	(1,755,486)
Total shareholders’ equity attributable to Almost Never Films Inc. shareholders	(47,584)	130,799
Non-controlling interest	(1,634)	(1,610)

Total shareholders’ equity (deficit)	(49,218)	129,189
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$633,165	$1,205,116

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended December 31, 2019 and December 31, 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$-	-	$343,256	$-
Cost of Revenues	-	-	343,256	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration expenses	46,764	111,913	115,015	153,681
Professional fees	17,543	12,997	51,984	32,677
Total operating expenses	64,307	124,910	166,999	186,358

Loss from operations	(64,307)	(124,910)	(166,999)	(186,358)

Other (Expense) Income
Interest expense	(14,430)	(21,489)	(34,190)	(41,841)
Gain (loss) on modification of debt	-	-	19,782	-
Bad debt for loan receivable	(12,000)	-	(12,000)	-
Total other income (expense)	(26,430)	(21,489)	(26,408)	(41,841)

Net loss before income taxes	(90,737)	(146,399)	(193,407)	(228,199)
Provision for income taxes	-	-	-	-
Net loss	$(90,737)	(146,399)	$(193,407)	$(228,199)

Net loss attributable to:
Almost Never Films Inc.	(90,730)	(146,399)	(193,383)	(228,199)
Non-controlling interest	(7)	-	(24)	-

Comprehensive Loss	$(90,737)	(146,399)	$(193,407)	(228,199)

Net loss per share attributable to Common stockholders of the Company -Basic and Diluted	$(0.02)	(0.03)	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,700,504	5,789,468	5,513,630

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For six months ended December 31, 2019 and December 31, 2018

(Unaudited)

			Additional			Total
	Common Stock		Paid in	Accumulated	Non-controlling	Stockholders’s
	Number of Shares	Amount	Capital	Deficit	Interest	Equity

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(102,653)	(17)	(102,670)
Balance - September 30, 2019	5,798,765	$5,799	$1,895,486	$(1,858,139)	$(1,627)	$41,519

Net loss	-	-	-	(90,730)	(7)	(90,737)
Balance - December 31, 2019	5,798,765	$5,799	$1,895,486	$(1,948,869)	$(1,634)	$(49,218)

			Additional			Total
	Common Stock		Paid in	Accumulated	Non-controlling	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Interest	Equity

Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$(1,289,249)	$-	$372,036

Net loss	-	-	-	(81,800)	-	(81,800)
Balance - September 30, 2018	5,328,765	$5,329	$1,655,956	$(1,371,049)	$-	$290,236
Common shares issued for consulting services	450,000	450	224,550	-		225,000
Net loss	-	-	-	(146,399)	-	(146,399)
Balance - December 31, 2018	5,778,765	$5,779	$1,880,506	$(1,517,448)	$-	$368,837

The accompanying notes are an integral part of these unaudited financial statements.

Almost Never Films Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended December 31, 2019 and December 31, 2018
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(193,407)	$(228,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	71,815	102,352
Gain on modification of debt	(19,782)	-
Bad debt for loan receivable	12,000
Changes in operating assets and liabilities:
Accounts receivable	95,618	-
Prepaid expenses and deposits	-	113,711
Film costs	343,235	(483,976)
Accounts payable and accrued expenses	12,143	(13,689)
Deferred film revenue	(354,398)	283,249
Interest payable	28,493	41,841
Other payable	-	-
Net Cash Provided by (Used in) Operating Activities	(4,283)	(184,711)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Borrowing from related party	-	12,000
Payment of note payable	(45,000)	-
Net Cash Provided by (Used in) Financing Activities	(45,000)	12,000

Net Increase (Decrease) in Cash and Cash Equivalents	(49,283)	(172,711)
Cash and Cash Equivalents, beginning of period	57,154	270,826
Cash and Cash Equivalents, end of period	$7,871	$98,115

Supplemental Disclosure Information:
Cash paid for interest	$(35,000)	$-
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$-	$225,000
Conversion of debt into common stock	$15,000	$-

The accompanying notes are an integral part of these unaudited financial statements

Almost Never Films Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focusing on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on QTC Pink markets under the symbol of “HLWD.

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

The Company dissolved FWIL, LLC on September 16, 2019 and Country Christmas, LLC (CXA) on October 5,2019.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2019 financial statements that was filed with the SEC on October 15, 2019. The results of operations for the six months ended December 31, 2019, are not necessarily indicative of the results to be expected for the full year

Use of Estimates

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

Concentration of Risk

The Company maintains its cash with few financial institutions, and at times, amounts may exceed federally insured limits. Currently the FDIC insurance coverage limit is $250,000, and the Company is potentially exposed to no un-insured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company’s accounts receivable from customer individually accounts for more than 10% of total receivable are as follows:

	December 31,	June 30,
	2019	2019
Accounts receivable - Pureflix	$487,715	$583,333

The Company’s revenue from customer individually accounts for more than 10% of total revenue are as follows:

	Six Months Ended
	December 31,
	2019	2018
MVE Productions	$343,256	$-

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

As of December 31, 2019, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable, loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2019, and 2018, as there are no potential shares outstanding that would have a dilutive effect.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2019 the Company had a net loss from operations of $193,383. As of December 31, 2019, the Company has an accumulated deficit of $1,948,869. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS, NET

Film costs are comprised of the following:

	December 31,	June 30,
	2019	2019
Independent Self-Produced Film Costs, Net	$85,496	$85,475
Capitalized Film Costs covered under Production Service Agreements, Net	$-	$343,256
Total Film Costs, Net	$85,496	$428,731

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the six months ended December 31, 2019, the Company did not recognize an impairment loss.

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

During the six months ended December 31, 2019 and 2018, $343,256 and $0, respectively, of capitalized film costs were expensed as cost of revenues.

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

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement was planned to run from June 25, 2018 to October 15, 2018. On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the period of six months ended December 31,2019.

NOTE 5 – PROMISSORY NOTES PAYABLE

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. During the year ended June 30, 2019, the Company paid principal of $100,000 and $15,000 of interest payable. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. During the six months ended December 31, 2019, and 2018, interest expense of $2,521 and $6,575 was recorded, respectively. As of December 31, 2019, and June 30, 2019, an interest payable of $10,479 and $7,959 has been recorded, respectively. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

On September 24,2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30,2020. During the six months ended December 31, 2019, and 2018, interest expense of $4,033 and $4,032 was recorded, respectively. As of December 31, 2019, and June 30, 2019, an interest payable of $7,803 and $3,770 has been recorded, respectively Due to change of maturity date of the loan agreement to June 30,2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of changing recognized as of gain on gain on modification of debt.

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red.

On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020, transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the six months ended December 31,2019 and 2018, interest expenses of $2,521 and $5,042 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

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

On September 24, 2019, the Company singed general and mutual release agreement with lender, to pay $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. As of September 24, 2019, unpaid interest of $15,000 was due. During the six months ended December 31,2019 and 2018, interest expenses of $4,955 and $7,562 was recorded, respectively. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

On September 24,2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 06,2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the six months ended December 31,2019, the Company paid $45,000 of principal note payable and $5,000 of interest payable. During the six months ended December 31,2019, interest expenses of $597 was recorded. As of December 31, 2019, unpaid principal note of $5,000 and interest of $3,762 was due.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. Interest payable of $49,877 and $32,233 has been recorded as of December 31, 2019, and June 30, 2019, respectively. During the six months ended December 31, 2019and 2018, interest expense of $17,644 and $17,644 was recorded, respectively. As of December 31, 2019, the principal balance of note is $350,000.

On September 24,2019, the company issued a $50,000 Promissory Note in to the Company’s Chief Executive Officer exchange of settlement loan agreement of February 06,2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. During the six months ended December 31, 2019, $1,342 interest expenses was recorded. As of December 31, 2019, unpaid interest of $9,507 was due.

As of December 31, 2019, and June 30, 2019, the Company borrowed a $12,000 from an individual related to the Company’s Chief Creative Officer. The amounts are due on demand and non-interest bearing.

During the six months ended December 31, 2019, and 2018, the Company paid $0, and $25,640, respectively to the Chief Creative Officer for fees related to production and managing movie services.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 27.5% to the net loss before provision for income taxes for the following reasons:

	Six Months Ended
	December 31,
	2019	2018
Federal Income Tax benefits (expenses) attributable to
Current Operation	$40,610	$47,922
Less: Valuation Allowance	(40,610)	(47,922)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	June 30,
	2019	2019

Deferred tax assets	$340,946	$300,336
Less: valuation allowance	(340,946)	(300,336)
Deferred tax assets, net	$-	$-

At December 31, 2019, the Company had $1,948,869 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2036. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. Based on our evaluation, no events have occurred that require disclosure or recognition.

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

There were no shares of preferred stock issued and outstanding as of December 31, 2019.

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

We entered into our first two collaboration agreements to produce the films “Field Trip” and “Love is not Easy” during the quarter ended December 31, 2018.

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

Results of Operations

For the three months ended December 31, 2019 compared to December 31, 2018

During the three months ended December 31, 2019, the Company had no revenue and incurred $46,764 on general and administrative expenses and $17,543 on professional fees. During the three months ended December 31, 2018, the Company had no revenue and incurred $111,913 on general and administrative expenses and $12,997 on professional fees. The decrease in general and administrative expenses was due to the decreased overall operations of the Company and consulting fees during the three months ended December 31, 2019 compared to 2018.

Other Expense

During the three months ended December 31, 2019, the Company incurred interest expenses of $14,430, relating to unsecured promissory notes payable and bad debt for loan receivable of $12,000 relating to unsecured loan payment. During the three months ended December 31, 2018, the Company incurred interest expenses of $21,489, relating to an unsecured promissory note payable.

Net Loss

The Company’s net loss for the three months ended December 31, 2019 was $90,737. The Company’s net loss for the three months ended December 31, 2018 was $146,399.

For the six months ended December 31, 2019 compared to December 31, 2018

During the six months ended December 31, 2019, the Company had $343,256 revenue and incurred $343,256 on cost of revenue, $115,015 on general and administrative expenses and $51,984 on professional fees. The Company’s professional fees were primarily for ongoing regulatory requirements. During the six months ended December 31, 2018, the Company had no revenue and incurred $153,681 on general and administrative expenses and $32,677 on professional fees. The decrease in general and administrative expenses was due to the decreased overall operations of the Company and consulting fees during the six months ended December 31, 2019 compared to 2018. The Company’s professional fees were primarily for ongoing regulatory requirements. The cost of revenue of $343,256 is direct expenses related to revenue.

Other Expense

During the six months ended December 31, 2019, the Company incurred interest expenses of $34,190. During the six months ended December 31, 2018, the Company incurred interest expenses of $41,841.

During the six months ended December 31,2019, the Company incurred gain on modification debt of $19,782 and bad debt for loan receivable of $12,000.

Net Loss

The Company’s net loss for the six months ended December 31, 2019 was $193,407. The Company’s net loss for the six months ended December 31, 2018 was $228,199.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2019, we had a cash balance of $7,871. As of June 30, 2019, we had a cash balance of $57,154. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Financing Activities

During the six months ended December 31, 2019 and 2018, the Company received $0 and $12,000 from a related party, respectively.

During the six months ended December 31, 2019 and 2018, the Company paid $45,000 and $0 for settlement of notes payable, respectively.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2019, the Company incurred a net loss from continuing operations of $193,407 and cash used in operating activities was $4,283. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the six months ended December 31, 2019, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
_________
*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: February 14, 2020	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

