Form 10-Q
period 2020-03-31
Almost Never Films Inc.
filed 2021-08-20
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of August 12, 2021 was 5,798,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

March 31, 2020

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

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62,849	$57,154
Accounts receivable	394,382	583,333
Loan receivable	20,000	32,000
Total Current Assets	477,231	672,487

Deferred assets	14,583	103,898
Film costs	85,496	428,731
TOTAL ASSETS	$577,310	$1,205,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$66,399	$41,813
Due to related party	12,500	12,000
Deferred film revenue	-	354,398
Interest payable	94,766	117,716
Promissory note payable	135,000	230,000
Promissory note payable - related party	400,000	320,000
Total Current Liabilities	708,665	1,075,927

TOTAL LIABILITIES	708,665	1,075,927

Stockholders' Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value	5,799	5,779
5,798,765 and 5,778,765 shares issued and outstanding respectively.
Additional paid-in capital	1,895,486	1,880,506
Accumulated deficit	(2,031,006)	(1,755,486)
Total shareholders' equity attributable to Almost Never Films Inc. shareholders	(129,721)	130,799
Non-controlling interest	(1,634)	(1,610)
Total shareholders' equity (deficit)	(131,355)	129,189
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$577,310	$1,205,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$-	1,784,846	$343,256	$1,784,846
Cost of Revenues	-	1,762,700	343,256	1,762,700
Gross Profit	-	22,146	-	22,146

Operating Expenses
General and administration expenses	56,612	109,993	171,627	263,674
Professional fees	11,912	6,559	63,896	39,236
Total operating expenses	68,524	116,552	235,523	302,910

Loss from operations	(68,524)	(94,406)	(235,523)	(280,764)

Other (Expense) Income
Interest expense	(13,613)	(31,583)	(47,803)	(73,424)
Gain (loss) on modification of debt	-	-	19,782	-
Bad debt for loan receivable	-	-	(12,000)	-
Total other income (expense)	(13,613)	(31,583)	(40,021)	(73,424)

Net loss before income taxes	(82,137)	(125,989)	(275,544)	(354,188)
Provision for income taxes	-	-	-	-
Net loss	$(82,137)	(125,989)	$(275,544)	$(354,188)

Net loss attributable to:
Almost Never Films Inc.	(82,137)	(125,989)	(275,520)	(354,188)
Non-controlling interest	-	-	(24)	-

Comprehensive Loss	$(82,137)	(125,989)	$(275,544)	(354,188)

Net Income (Loss) per share attributable to Common stockholders
of the Company -Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,778,765	5,792,533	5,739,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional			Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(102,653)	(17)	(102,670)
Balance - September 30, 2019	5,798,765	5,799	1,895,486	(1,858,139)	(1,627)	41,519

Net loss	-	-	-	(90,730)	(7)	(90,737)
Balance - December 31, 2019	5,798,765	5,799	1,895,486	(1,948,869)	(1,634)	(49,218)

Net loss	-	-	-	(82,137)	-	(82,137)
Balance - March 31, 2020	5,798,765	$5,799	$1,895,486	$(2,031,006)	$(1,634)	$(131,355)

	Common Stock		Additional			Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$(1,289,249)	$-	$372,036

Net loss	-	-	-	(81,800)	-	(81,800)
Balance - September 30, 2018	5,328,765	5,329	1,655,956	(1,371,049)	-	290,236

Common shares issued for consulting services	450,000	450	224,550	-		225,000
Net loss				(146,399)	-	(146,399)
Balance - December 31, 2018	5,778,765	5,779	1,880,506	(1,517,448)	-	368,837

Net loss	-	-	-	(125,989)	-	(125,989)
Balance - March 31, 2019	5,778,765	$5,779	$1,880,506	$(1,643,437)	$-	$242,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(275,544)	$(354,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	89,315	201,102
Gain on modification of debt	(19,782)	-
Bad debt for loan receivable	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	188,951	-
Prepaid expenses and deposits	-	218,658
Film costs	343,235	1,134,111
Accounts payable and accrued expenses	24,467	(31,799)
Deferred film revenue	(354,398)	(1,431,752)
Interest payable	41,951	73,424
Other payable	-	(51,500)
Net Cash Provided by (Used in) Operating Activities	50,195	(241,944)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Borrowing from related party	500	12,000
Repayment of note payable	(45,000)	-
Net Cash Provided by (Used in) Financing Activities	(44,500)	12,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,695	(229,944)
Cash and Cash Equivalents, beginning of period	57,154	270,826
Cash and Cash Equivalents, end of period	$62,849	$40,882

Supplemental Disclosure Information:
Cash paid for interest	$(35,000)	$-
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$-	$225,000
Promissory note issued to related party for settlement of loan arrangement	$50,000	$-
Conversion of debt into common stock	$15,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On February 29, 2016, the stockholders of Smack voted to amend the Articles of Incorporation of the Company to (a) increase the authorized capital of the Company to 5,000,000 shares of common stock and (ii) to change the name of the Company to “Almost Never Films Inc.” which took effect on March 2, 2016.

On August 9, 2017, the Company has approved a 1-for-40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been be applied retroactively for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive), Almost Never Films Inc. (Indiana), FWIL, LLC (Indiana), Virginia Christmas, LLC (New York), Christmas Camp, LLC (New York), and Country Christmas, LLC (Ohio). Its 90% owned subsidiaries are One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company dissolved FWIL, LLC on September 16, 2019 and Country Christmas, LLC (CXA) on October 5, 2019.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2019 financial statements that was filed with the SEC on October 15, 2019. The results of operations for the nine months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year

Use of Estimates

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

The Company’s accounts receivable from customer individually accounts for more than 10% of total receivable are as follows:

	March 31,	June 30,
	2020	2019
Accounts receivable - PureFlex’s	$394,382	$583,333

The Company’s revenue from customer individually accounts for more than 10% of total revenue are as follows:

	Nine Months Ended
	March 31,
	2020	2019
MVE Productions	$343,256	$1,784,846

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

As of March 31, 2020, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable, loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met, and the sign-off of the project has been completed. The Company derives its revenues from the following sources:

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2020, and 2019, as there are no potential shares outstanding that would have a dilutive effect.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2020 the Company reported a net loss of $275,544. As of March 31, 2020, the Company has an accumulated deficit of $2,031,006 and a working capital deficit of $231,434. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS, NET

Film costs are comprised of the following:

	March 31,	June 30,
	2020	2019
Independent Self-Produced Film Costs, Net	$85,496	$85,475
Capitalized Film Costs covered under Production Service Agreements, Net	-	343,256
Total Film Costs, Net	$85,496	$428,731

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the nine months ended March 31, 2020 and 2019, the Company did not recognize an impairment loss.

On November 10, 2017 the Company executed a First Amendment Agreement to its 6x picture Production and Distribution Agreement between Big Film Factory LLC (“Big Film” or “Prodco”) and Pure Flix Entertainment LLC (“PFE”), (the “Agreement”). The Agreement memorializes the understanding with respect to the development, packaging, production, post-production and worldwide distribution of the films intended for initial and primary worldwide exhibition. The Company, will be added as a party to the initial agreement by and between Big Film and PFE, wherever Big Film is referenced in connection with providing production services in conjunction with Big Film as well as providing production capital and cash following each of the first six (6) films produced under the Agreement (“6 Pictures”). In accordance with the Agreement, Prodco and PFE agree to expand the defined role of “Prodco” in the Agreement, to add the Company to that definition, and grant the Company equally the same role and responsibilities heretofore only held by Big Film in connection with the 6 Pictures.

On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms.

During the nine months ended March 31, 2020 and 2019, $343,256 and $1,762,700, respectively, of capitalized film costs were expensed as cost of revenues.

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

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement was planned to run from June 25, 2018 to October 15, 2018. On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the period of nine months ended March 31, 2020.

NOTE 5 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. During the year ended June 30, 2019, the Company paid principal of $100,000 and $15,000 of interest payable. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. During the nine months ended March 31, 2020, and 2019, interest expense of $3,767 and $15,698 was recorded, respectively. As of March 31, 2020, and June 30, 2019, an interest payable of $11,726 and $7,959 has been recorded, respectively. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

(ii)

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30, 2020. During the nine months ended March 31, 2020, and 2019, interest expense of $6,027 and $8,417 was recorded, respectively. As of March 31, 2020, and June 30, 2019, an interest payable of $9,797 and $3,770 has been recorded, respectively Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of changing recognized as of gain on gain on modification of debt.

(iii)

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020, transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the nine months ended March 31, 2020 and 2019, interest expenses of $2,521 and $9,237 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On September 24, 2019, the principal balance of the loan was transferred to a new lender [see note 5(v)] who assumed $50,000 of the outstanding principal balance and the Company’s Chief Executive Officer [see note 6(i)] who assumed the remaining $50,000 outstanding principal balance.

(iv)

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the year ended June 30, 2019, the Company paid $150,000 of principal and $15,000 of interest payable. On September 24, 2019, the Company singed general and mutual release agreement with lender, to pay $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. As of September 24, 2019, unpaid interest of $15,000 was due. During the nine months ended March 31, 2020 and 2019, interest expenses of $4,955 and $13,798 was recorded, respectively. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 06, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the nine months ended March 31, 2020, the Company paid $45,000 of principal note payable and $5,000 of interest payable. During the nine months ended March 31,2020, interest expenses of $722 was recorded. As of March 31, 2020, unpaid principal note of $5,000 and interest of $3,886 was due.

NOTE 6 – RELATED PARTY TRANSACTIONS

(i)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. During the nine months ended March 31, 2020, and 2019, interest expense of $26,370 and $26,274 was recorded, respectively. As of March 31, 2020, and June 30, 2019, interest payable of $58,603 and $32,233 was due, respectively. As of March 31, 2020, the principal balance of note is $350,000.

(ii)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 06, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. During the nine months ended March 31, 2020, $2,589 interest expenses was recorded. As of March 31, 2020, unpaid principal and interest of $50,000 and $10,753 was due, respectively.

(iii)	As of March 31, 2020, and June 30, 2019, the Company borrowed a $12,000 from an individual related to the Company’s Chief Creative Officer. The amounts are due on demand and non-interest bearing.

(iv)	During the nine months ended March 31, 2020, and 2019, the Company paid $0 and $25,640, respectively to the Chief Creative Officer for fees related to production and managing movie services.

(v)	During the nine months ended March 31, 2020, the Company’s officer paid $500 operating expenses on behalf of the Company.

NOTE 7 – SHARE CAPITAL

Common Stock

On October 17, 2018, the Company issued 250,000 and 200,000 common shares at $0.50 for consulting services, to two individuals, valued at $125,000, and $100,000, respectively.

On September 24, 2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Nine Months Ended
	March 31,
	2020	2019
Federal Income Tax benefits (expenses) attributable to
Current Operation	$30,084	$74,380
Less: Valuation Allowance	(30,084)	(74,380)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,	June 30,
	2020	2019

Deferred tax assets	$330,420	$300,336
Less: valuation allowance	(330,420)	(300,336)
Deferred tax assets, net	$-	$-

At March 31, 2020, the Company had $1,573,428 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2037. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely.

NOTE 10 – SUBSEQUENT EVENTS

(i)

Subsequent to March 31, 2020, on June 12, 2021, the Company repaid $50,000 outstanding to the holder of the promissory note disclosed in note 5(i) on August 12, 2021, the holder of the note waived all remaining interest owing.

(ii)

Subsequent to March 31, 2020, the Company repaid $22,000 of the outstanding principal balance to the holder of the promissory note described in note 5(ii). On June 30, 2020, the maturity date was reached and the remaining $58,000 principal balance was in default. As a result of the default, the loan bears interest at 22% per annum.

(iii)

Subsequent to March 31, 2020, on June 30, 2020, the maturity date was reached with the promissory note disclosed in note 5(v) and the principal balance of $5,000 was in default. As a result of the default, the loan bears interest at 22% per annum.

(iv)

Subsequent to March 31, 2020, the Company repaid $290,000 of the outstanding principal balance to the holder of the promissory note described in note 6(i). On June 30, 2020, the maturity date was reached and the remaining $60,000 principal balance was in default. As a result of the default, the loan bears interest at 22% per annum.

(v)

Subsequent to March 31, 2020, on June 30, 2020, the maturity date was reached with the promissory note disclosed in note 6(ii) and the principal balance of $50,000 was in default. As a result of the default, the loan bears interest at 22% per annum. The Company repaid the $50,000 principal balance to the holder on April 7, 2021.

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

There were no shares of preferred stock issued and outstanding as of March 31, 2020.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on March 31, 2019. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s trading symbol to "HLWD"

We currently have authorized  30,000,000 shares of capital stock, consisting of (i)  25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of  5,778,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

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

Results of Operations

For the three months ended March 31, 2020 compared to March 31, 2019

	Three Months Ended
	March 31,		Change
	2020	2019	Amount
Revenue	$-	$1,784,846	$(1,784,846)
Cost of revenue	-	1,762,700	(1,762,700)
Operating expenses	68,524	116,552	(48,028)
Other expense	(13,613)	(31,583)	17,970
Net loss	$(82,137)	$(125,989)	$43,852

Revenue and cost of revenue. During the three months ended March 31, 2020 and 2019, the Company had $0 and $1,784,846 revenue, respectively. Revenue and cost of revenue during the three months ended March 31, 2019 was associated with two films completed under Production Service Agreements.

Operating Expenses. Operating expenses were $68,524 and $116,552 for the three months ended March 31, 2020, and 2019, respectively. Operating expenses mainly consisted of professional fees of $11,912 and $6,559 and general administrative expenses of $56,612 and 109,993 for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses resulted primarily from the decrease in general and administrative expenses.

Other Expense. During the three months ended March 31, 2020, the Company incurred interest expenses of $13,613, relating to unsecured promissory notes payable. During the three months ended March 31, 2019, the Company incurred interest expenses of $31,583, relating to an unsecured promissory note payable.

Net Loss. For the three months ended March 31, 2020, and 2021, we incurred a loss from operations of $82,137 and $125,989, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees and interest expenses.

For the nine months ended March 31, 2020 compared to March 31, 2019

	Nine Months Ended
	March 31,		Change
	2020	2019	Amount
Revenue	$343,256	$1,784,846	$(1,441,590)
Cost of revenue	343,256	1,762,700	(1,419,444)
Operating expenses	235,523	302,910	(67,387)
Other expense	(40,021)	(73,424)	33,403
Net loss	$(275,544)	$(354,188)	$78,644

Revenue and cost of revenue. During the nine months ended March 31, 2020 and 2019, the Company had $343,256 and $1,784,846 revenue, respectively. Revenue during the nine months ended March 31, 2020 was associated with one film completed under a Production Service Agreement. Revenue during the nine months ended March 31, 2019 was associated with two films completed under Production Service Agreements.

Operating Expense. Operating expenses were $235,523 and $302,910 for the nine months ended March 31, 2020, and 2019, respectively. Operating expenses mainly consisted of professional fees of $63,896 and $39,236 and general administrative expenses of $171,627 and $263,674 for the nine months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses resulted primarily from the decrease in general and administrative expenses offset by an increase in professional fees.

Other Expense. During the nine months ended March 31, 2020, the Company incurred interest expenses of $47,803, relating to unsecured promissory notes payable, bad debt expenses for loan receivable of $12,000 and gain on modification debt of $19,782. During the nine months ended March 31, 2019, the Company incurred interest expenses of $73,424, relating to an unsecured promissory note payable.

Net Loss. For the nine months ended March 31, 2020, and 2021, we incurred a loss from operations of $275,544 and $354,188, respectively. The decrease in loss from operations was attributable to the decrease in our general administrative expenses and interest expenses.

Liquidity and Capital Resources

Working Capital

	March 31,	June 30,	Change
	2020	2019	Amount
Cash	$62,849	57,154	5,695

Current Assets	$477,231	$672,487	$(195,256)
Current Liabilities	708,665	1,075,927	(367,262)
Working Capital	$(231,434)	$(403,440)	$172,006

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2020 and June 30, 2019, we had a cash balance of $62,849 and $57,154, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of March 31, 2020, we had a working capital deficit of $231,434 as compared to working capital deficit of $403,440 as of June 30, 2019. The decrease in working capital deficit was mainly due to a decrease in promissory notes payable, deferred film revenue, accounts receivable, deferred asset and film cost.

Cash Flows

	Nine Months Ended
	March 31,		Change
	2020	2019	Amount
Net Cash Provided by (Used in) Operating Activities	$50,195	$(241,944)	$292,139
Cash used in Investing Activities	$-	-	-
Net Cash Provided by (Used in) Financing Activities	$(44,500)	$12,000	(56,500)
Net Increase (Decrease) in Cash and Cash Equivalents	$5,695	$(229,944)	$235,639

Cash Flows from (used in) Operating Activities

During the nine months ended March 31, 2021, net cash provided by operating activities was $50,195, compared to $241,944 net cash used in operating activities for the nine months ended March 31, 2019. The increase in net cash provided in operating activities was mainly due an decrease in accounts receivable, increase in accounts payable and accrued liabilities and timing of recognition of deferred revenue and reduction of other payable in the prior year, offset by a decrease in add-backs for adjustments to reconcile net loss to net cash used in operating activities, film costs, prepaids and interest payable.

Cash Flows from (used in) Financing Activities

During the nine months ended March 31, 2020, net cash used in financing activities was $44,500, compared to $12,000 net cash provided by financing activities for the nine months ended March 31, 2019. During the nine months ended March 31, 2020 and 2019, the Company paid $45,000 and $0 for settlement of notes payable, respectively. During the nine months ended March 31, 2020 and 2019, the Company received $500 and $12,000 from a related party, respectively.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2020 the Company reported a net loss of $275,544. As of March 31, 2020, the Company has an accumulated deficit of $2,031,006 and a working capital deficit of $231,434. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the nine months ended March 31, 2020, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: August 20, 2021	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

