Form 10-K
period 2020-06-30
Almost Never Films Inc.
filed 2021-09-01
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding as of August 31, 2021 was 5,798,765.

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

There were no shares of preferred stock issued and outstanding as of June 30, 2020.

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

Employees

The Company currently has no employees. Danny Chan, our Chief Executive Officer and Chief Financial Officer, and Daniel Roth our Chief Creative Officer and Chief Operating Officer, will operate the Company.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2020	$0.25	$0.25
March 31, 2020	$0.25	$0.25
December 31, 2019	$0.25	$0.25
September 30, 2019	$0.25	$0.25
June 30, 2019	$1.00	$0.37
March 31, 2019	$2.51	$0.40
December 31, 2018	$1.08	$0.40
September 30, 2018	$0.60	$0.60

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of August 12, 2021, we have approximately 103 registered shareholders holding 5,798,765 shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2020, the Company sold the following shares of its common stock:

None.

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

The following discussion highlights Almost Never's results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Almost Never's audited financial statements supplied as exhibits to this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements of Almost Never from June 30, 2019 to June 30, 2020, including a summary of our significant accounting policies and notes thereto, should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations for the year ended June 30, 2020 and the year ended June 30, 2019

	Years Ended
	June 30,		Change
	2020	2019	Amount
Revenue	$343,256	$2,526,346	$(2,183,090)
Cost of revenue	343,256	2,483,448	(2,140,192)
Operating expenses	261,037	404,806	(143,769)
Other income (expenses)	(52,025)	(105,939)	53,914
Net loss	$(313,062)	$(467,847)	$154,785

Revenue and cost of revenue. During the years ended June 30, 2020 and 2019, the Company recorded revenue of $343,256 and $2,526,346, respectively. Revenue during the year ended June 30, 2020 was associated with one film completed under a Production Service Agreement. Revenue during the year ended June 30, 2019 was associated with the completion of two independent self-produced films which generated a total of $700,000 in revenue, the completion of two films completed under Production Service Agreements which generated a total of $1,778,346, and $48,000 of revenue associated with producer fees.

Cost of revenue. During the years ended June 30, 2020 and 2019, the Company incurred cost of revenue of $343,256 and $2,483,448, respectively. Cost of Revenue during the year ended June 30, 2020 was associated with one film completed under a Production Service Agreement. Cost of revenue during the year ended June 30, 2019 was associated with the completion of two independent self-produced films and the completion of two films completed under Production Service Agreements.

Operating Expenses. Operating expenses were $261,037 and $404,806 for the years ended June 30, 2020, and 2019, respectively. During the years ended June 30, 2020 and 2019, operating expenses mainly consisted of professional fees of $63,970 and $56,170, respectively; and general administrative expenses of $197,067 and $348,636 respectively. The decrease in operating expenses during the year ended June 30, 2020 compared to the prior year were primarily related to a partial year of amortization of two prepaid consulting contracts, both expiring during the year compared to a full year in the prior year.

Other Expense. During the year ended June 30, 2020, the Company incurred interest expenses of $59,807, relating to unsecured promissory notes payable, bad debt expenses for loan receivable of $12,000 and gain on modification debt of $19,782. During the year ended June 30, 2019, the Company incurred interest expenses of $105,939, relating to an unsecured promissory note payable.

Net Loss. For the years ended June 30, 2020, and 2019, we incurred a loss from operations of $313,062 and $467,847, respectively. The decrease in loss from operations was attributable to the decrease in our general administrative expenses and interest expenses.

Liquidity and Capital Resources

Working Capital

	June 30,	June 30,	Change
	2020	2019	Amount
Cash	$80,510	57,154	23,356

Current Assets	$100,510	$672,487	$(571,977)
Current Liabilities	354,879	1,075,927	(721,048)
Working Capital	$(254,369)	$(403,440)	$149,071

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020 and 2019, we had a cash balance of $80,510 and $57,154, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of June 30, 2020, we had a working capital deficit of $254,369 as compared to working capital deficit of $403,440 as of June 30, 2019. The decrease in working capital deficit was mainly due to a decrease in promissory notes payable, deferred film revenue, accounts receivable, deferred asset and film cost.

Cash Flows

	Years Ended
	June 30,		Change
Net Cash Provided by Operating Activities	$422,559	$54,328	$368,231
Cash used in Investing Activities	$-	-	-
Net Cash Used in Financing Activities	$(399,203)	$(268,000)	(131,203)
Net Increase (Decrease) in Cash and Cash Equivalents	$23,356	$(213,672)	$237,028

Cash Flows from Operating Activities

During the year ended June 30, 2020, net cash provided by operating activities was $422,559, compared to $54,328 net cash provided by operating activities for the year ended June 30, 2019. The increase in net cash provided by operating activities was mainly due to the decrease in accounts receivable, prepaid expenses, film cost and deferred revenue.

Financing Activities

During the year ended June 30, 2020, net cash used in financing activities was $399,203, compared to $268,000 for the year ended June 30, 2019. During the years ended June 30, 2020 and 2019, the Company repaid notes payable of $387,203 and $280,000, respectively. During the year ended June 30, 2020 the Company repaid $12,000 of advances to a related party. During the year ended June 30, 2019, the Company borrowed $12,000 from a related party.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2020, the Company incurred a net loss of $313,062. As of June 30, 2020, the Company had a working capital deficiency of $254,369 and an accumulated deficit of $2,068,521. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Almost Never Films Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Almost Never Films Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Simon & Edward, LLP /s/

Los Angeles, California

August 31, 2021

We have served as the Company’s auditor since 2016.

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$80,510	$57,154
Accounts receivable	-	583,333
Loan receivable – related party	20,000	32,000
Total Current Assets	100,510	672,487

Deferred assets	-	103,898
Film costs	85,496	428,731
TOTAL ASSETS	$186,006	$1,205,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$64,920	$41,813
Due to related party	500	12,000
Deferred film revenue	-	354,398
Interest payable	96,662	117,716
Promissory note payable	82,797	230,000
Promissory note payable - related party	110,000	320,000
Total Current Liabilities	354,879	1,075,927

TOTAL LIABILITIES	354,879	1,075,927

Stockholders' Equity (Deficit)

Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 and 5,778,765 shares issued and outstanding as of June 30, 2020 and 2019, respectively.	5,799	5,779
Additional paid in capital	1,895,486	1,880,506
Accumulated deficit	(2,068,521)	(1,755,486)
Total shareholders' equity attributable to Almost Never Films Inc. shareholders	(167,236)	130,799
Non-controlling interest	(1,637)	(1,610)
Total shareholders' equity (deficit)	(168,873)	129,189
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$186,006	$1,205,116

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	June 30,
	2020	2019

Revenues	$343,256	$2,526,346
Cost of Revenues	343,256	2,483,448
Gross Profit	-	42,898

Operating Expenses
General and administration expenses	197,067	348,636
Professional fees	63,970	56,170
Total operating expenses	261,037	404,806

Loss from operations	(261,037)	(361,908)

Other (Expense) Income
Interest expense	(59,807)	(105,939)
Gain on modification of debt	19,782	-
Bad debt for loan receivable	(12,000)	-
Total other income (expense)	(52,025)	(105,939)

Net loss before income taxes	(313,062)	(467,847)
Provision for income taxes	-	-
Net loss	$(313,062)	$(467,847)

Net loss attributable to:
Almost Never Films Inc.	(313,035)	(466,237)
Non-controlling interest	(27)	(1,610)

Comprehensive Loss	$(313,062)	(467,847)

Net Loss per share attributable to Common stockholders of the Company -Basic and Diluted	$(0.05)	$(0.08)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,794,162	5,645,614

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

						Total
	Common Stock		Additional		Non-	Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance - June 30, 2018	5,328,765	$5,329	$1,655,956	$(1,289,249)	$-	$372,036

Common shares issued for consulting services	450,000	450	224,550	-	-	225,000
Net loss	-	-	-	(466,237)	(1,610)	(467,847)
Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(313,035)	(27)	(313,062)
Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(313,062)		$(467,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	103,898		258,185
Gain on modification of debt	(19,782)		-
Bad debt for loan receivable	12,000		-
Expenses paid directly by related party	500		-
Changes in operating assets and liabilities:
Accounts receivable	583,333		(583,333)
Prepaid expenses and deposits	-		218,658
Film costs	343,235		2,106,628
Accounts payable and accrued expenses	22,988		(45,424)
Deferred film revenue	(354,398)		(1,445,073)
Interest payable	43,847		67,534
Other payable	-		(55,000)
Net Cash Provided by Operating Activities	422,559		54,328

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-		-

Cash Flows from Financing Activities:
Borrowing from related party	-		12,000
Repayment of related party advances	(12,000)		-
Repayment of note payable	(97,203)		(250,000)
Repayment of promissory note payable - related party	(290,000)		(30,000)
Net Cash Provided by (Used in) Financing Activities	(399,203)		(268,000)

Net Increase (Decrease ) in Cash and Cash Equivalents	23,356		(213,672)
Cash and Cash Equivalents, beginning of period	57,154		270,826
Cash and Cash Equivalents, end of period	$80,510		$57,154

Supplemental Disclosure Information:
Cash paid for interest	$14,797	$
Cash paid for income taxes	$-		$-

Supplemental Non-cash Disclosure:
Deferred consulting expense paid in restricted stock	$-		$225,000
Promissory note issued to related party for settlement of loan arrangement	$50,000		$-
Interest payable reclassified to note payable – related party	$30,000		$-
Conversion of debt into common stock	$15,000		$-

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1 – ORGANIZATION AND OPERATIONS

Nature of the Business

Almost Never Films Inc. (the “Company”) was originally incorporated in Nevada in October 2007 as Smack Sportswear (“Smack”), which originally manufactured and sold performance and lifestyle based indoor and sand volleyball apparel and accessories. The Company is now an independent film company focusing on film production, finance and production related services for movies under budgets of $35 million. The Company’s common stock are currently traded on OTC Pink under the symbol of “HLWD.”

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

The Company’s accounts receivable from customers individually accounting for more than 10% of total accounts receivable are as follows:

	June 30,	June 30,
	2020	2019
Accounts receivable – Pure Flix	$-	$583,333

The Company’s revenue from customers individually accounting for more than 10% of total revenue are as follows:

	Years Ended
	June 30,
	2020	2019
MVE Productions	$343,256	$2,526,346

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

As of June 30, 2020, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Notes payable are recorded at agreed values. Debt balances are stated at historical amounts less principal payments, which approximate fair market value. Promissory notes receivable, loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2020, and 2019, as there are no potential shares outstanding that would have a dilutive effect.

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

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 (for the year ended June 30, 2021 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2020, the Company incurred a net loss of $313,062. As of June 30, 2020, the Company had a working capital deficiency of $254,369 and an accumulated deficit of $2,068,521. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – FILM COSTS, NET

Film costs are comprised of the following:

	June 30,	June 30,
	2020	2019
Independent Self-Produced Film Costs, Net	$85,496	$85,475
Capitalized Film Costs covered under Production Service Agreements, Net	$-	$343,256
Total Film Costs, Net	$85,496	$428,731

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the years ended June 30, 2020 and 2019, the Company did not recognize an impairment loss.

On November 10, 2017 the Company executed a First Amendment Agreement to its 6x picture Production and Distribution Agreement between Big Film Factory LLC (“Big Film” or “Prodco”) and Pure Flix Entertainment LLC (“PFE”), (the “Agreement”). The Agreement memorializes the understanding with respect to the development, packaging, production, post-production and worldwide distribution of the films intended for initial and primary worldwide exhibition. The Company will be added as a party to the initial agreement by and between Big Film and PFE, wherever Big Film is referenced in connection with providing production services in conjunction with Big Film as well as providing production capital and cash following each of the first six (6) films produced under the Agreement (“6 Pictures”). In accordance with the Agreement, Prodco and PFE agree to expand the defined role of “Prodco” in the Agreement, to add the Company to that definition, and grant the Company equally the same role and responsibilities heretofore only held by Big Film in connection with the 6 Pictures.

On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms.

During the years ended June 30, 2020 and 2019, $343,256 and $2,483,448, respectively, of capitalized film costs were expensed as cost of revenues.

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

On June 19, 2018, the Company entered into a Production Services Agreement with MVE Productions, LLC to provide production services for a film. In relation to the film, the Company created a Limited Liability Corporation, ‘Country Christmas LLC.’ The Production Services Agreement was planned to run from June 25, 2018 to October 15, 2018. On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the year ended June 30, 2020.

NOTE 5 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. During the years ended June 30, 2020 and 2019, the Company made principal repayments of 50,000 and $100,000, respectively. During the years ended June 30, 2020, and 2019, interest expense of $4,767 and $23,263 was recorded, respectively. As of June 30, 2020, and 2019, an interest payable was $12,726 and $17,509, respectively. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. As of June 30, 2020, and 2019, the principal note payable was of $0 and $50,000, respectively.

(ii)

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30, 2020. During the years ended June 30, 2020 and 2019, the Company made principal repayments of $2,203 and $0, respectively. During the years ended June 30, 2020, and 2019, interest expense of $7,999 and $12,805 was recorded, respectively. As of June 30, 2020, and June 30, 2019, the Company made interest payments on the note of $9,797 and $8,000, respectively. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of changing recognized as of gain on gain on modification of debt. As of June 30, 2020, and 2019, the principal note payable was of $77,797 and $80,000, respectively. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default.

(iii)

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020, transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the years ended June 30, 2020 and 2019, interest expenses of $2,521 and $15,271 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On September 24, 2019, the principal balance of the loan was transferred to a new lender [see note 5(v)] who assumed $50,000 of the outstanding principal balance and the Company’s Chief Executive Officer [see note 6(ii)] who assumed the remaining $50,000 outstanding principal balance. As of June 30, 2020, and June 30, 2019, interest payable was $0 and $19,216, respectively.

(iv)

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the year ended June 30, 2019, the Company paid $150,000 of principal and $15,000 of interest payable. On September 24, 2019, the Company singed general and mutual release agreement with lender, to pay $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. As of September 24, 2019, unpaid interest of $15,000 was due. During the years ended June 30, 2020 and 2019, interest expenses of $4,955 and $19,168 was recorded, respectively. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 06, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the year ended June 30, 2020, the Company repaid $45,000 of principal note payable and $5,000 of interest payable. During the year ended June 30, 2020, interest expenses of $846 was recorded. As of June 30, 2020, unpaid principal note of $5,000 and interest of $4,011 was due. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default.

NOTE 6 – RELATED PARTY TRANSACTIONS

(i)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. During the year ended June 30, 2020, the Company paid the principal note of $290,000. During the years ended June 30, 2020, and 2019, interest expense of $33,720 and $34910 was recorded, respectively. As of June 30, 2020, and 2019, interest payable of $65,953 and $62,142 was due, respectively. As of June 30, 2020 and 2019, the principal balance of note was $60,000 and $350,000, respectively. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default.

(ii)

On February 26, 2018, the Company issued a note receivable to its Chief Creative officer of $10,000 and an additional $10,000 on March 28, 2018. Amounts are unsecured, non-interest bearing and due on demand, with no fixed terms of repayment. As of June 30, 2020 and 2019, the Company had recorded a note receivable from this individual of $20,000 and $20,000, respectively.

(iii)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 06, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. During the year ended June 30, 2020, $3,836 interest expenses was recorded. As of June 30, 2020, unpaid principal and interest of $50,000 and $12,000 was due, respectively. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default.

(iv)

During the year ended June 30, 2020, the Company repaid $12,000 to an individual related to the Company’s Chief Executive Officer from a previous advance to the Company. As of June 30, 2020 and 2019, the balance of the amount due was $0 and $12,000 respectively. The note was due on demand and non-interest bearing.

(v)	During the years ended June 30, 2020, and 2019, the Company paid $0 and $27,500, respectively to the Chief Creative Officer for fees related to production and managing movie services.

(vi)	During the year ended June 30, 2020, the Company’s officer paid $500 operating expenses on behalf of the Company.

NOTE 7 – SHARE CAPITAL

Common Stock

The Company has 25,000,000 shares of common stock authorized with a par value of $0.001 per share.

On October 17, 2018, the Company issued 250,000 and 200,000 common shares at $0.50 for consulting services, to two individuals, valued at $125,000, and $100,000, respectively.

On September 24, 2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes

As of June 30, 2020, and 2019, there were 5,798,765 and 5,778,765 shares of common stock issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	June 30,
	2020	2019
Federal Income Tax benefits (expenses) attributable to
Current Operation	$37,621	$74,380
Less: Valuation Allowance	(37,621)	(74,380)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2020	2019

Deferred tax assets	$337,957	$300,336
Less: valuation allowance	(337,957)	(300,336)
Deferred tax assets, net	$-	$-

At June 30, 2020, the Company had $1,609,321 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2037. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely

NOTE 10 – SUBSEQUENT EVENTS

(i)	Subsequent to June 30, 2020, on March 10, 2021, the Company’s Chief Creative Officer repaid the note receivable described in note 6(ii).

(ii)	Subsequent to June 30, 2020, on April 7, 2021, The Company repaid the $50,000 principal balance to the holder of the promissory note described in note 6(ii).

(iii)

Subsequent to June 30, 2020, the Company’s Chief Executive Officer provided the Company with a series of advances to the Company with a cumulative total of $98,423. On July 12, 2021, the Company repaid $83,299 of the advances, resulting in a remaining balance payable of $15,124. Amounts payable are unsecured, non-interest bearing and due on demand.

(iv)	Subsequent to June 30, 2020, on August 12, 2021, the holder of the promissory note described in note 5(i), waved all remaining interest owing.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Danny Chan	43	Chief Executive Officer, Chief Financial Officer and Director	January 15, 2017

Daniel Roth	51	Chief Creative Officer, Chief Operating Officer	August 24, 2017

The principal occupation and business experience during the past five years for our executive officers and directors are as follows:

Danny Chan, 43, Chief Executive Officer, Chief Financial Officer, Director. Danny Chan joined us as Chief Executive Officer, Chief Financial Officer and a director of our Board on January 15, 2017. Since October of 2012 to Present, Mr. Chan serves as a managing director of Iconic Private Equity Partners. From July of 2010 to September of 2012 Mr. Chan served as managing director of Raider Capital Corporation. Mr. Chan earned a bachelor's degree in finance from Indiana University.

Daniel T Roth, 51, Chief Creative Officer. Daniel Roth has over 20 years of experience in the film and television industry. specializing in developing, financing and producing content for film. Previously, from September of 2012 until August 24, 2017, Mr. Roth was a co-founder and partner of Parkside Pictures. Mr. Roth began his career in 1997 as a casting director, eventually opening his company Casting House in 2002 with offices in New York and Los Angeles.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from June 30, 2017, through June 30, 2020, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2020 and 2017. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Danny Chan	2019
	2020

Daniel Roth	2019
	2020

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

No director has been compensated for his role as a Director in the fiscal years ended June 30, 2020 or 2019.

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

Beneficial Ownership of Our Common Stock

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of August X, 2021 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o 8605 Santa Monica Blvd #98258 West Hollywood, California 90069-4109.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
5% Stockholder
William R. Kruse (1)	Common Stock	1,522,950	26.35%
Named Executive Officers and Directors
Danny Chan, Chief Executive Officer, Chief Financial Officer and Director	Common Stock	933,095	16.09%
Daniel T. Roth, Chief Creative Officer#	Common Stock	776,476	13.44%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2020 and June 30, 2019:

Fees	2020

Audit fees	$29,500
Audit Related Fees	$-
Tax fees	$3,500
All other fees	$-

Total Fees	$33,000

Fees	2019

Audit fees	$36,000
Audit Related Fees	$-
Tax fees	$3,500
All other fees	$-

Total Fees	$39,500

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

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

ALMOST NEVER FILMS INC.

Dated: September 1, 2021	By:	/s/ Danny Chan
Danny Chan
Chief Executive Officer and Chief Financial Officer

