Form 10-Q
period 2020-09-30
Almost Never Films Inc.
filed 2021-09-23
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2020

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	HLWD	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding as of September 7, 2021 was 5,798,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

September 30, 2020

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$31,474	$80,510
Loan receivable – related party	20,000	20,000
Total Current Assets	51,474	100,510

Film costs	85,496	85,496
TOTAL ASSETS	$136,970	$186,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$67,870	$64,920
Due to related party	500	500
Interest payable	99,520	96,662
Promissory note payable	78,820	82,797
Promissory note payable - related party	110,000	110,000
Total Current Liabilities	356,710	354,879

TOTAL LIABILITIES	356,710	354,879

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock:
2,000,000 authorized; no shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value
5,798,765 shares issued and outstanding	5,799	5,799
Additional paid in capital	1,895,486	1,895,486
Accumulated deficit	(2,119,076)	(2,068,521)
Total shareholders' deficit attributable to Almost Never Films Inc. shareholders	(217,791)	(167,236)
Noncontrolling interest	(1,949)	(1,637)
Total shareholders' deficit	(219,740)	(168,873)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,970	$186,006

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Revenues	$-	343,256
Cost of Revenues	-	343,256
Gross Profit	-	-

Operating Expenses
General and administration expenses	20,977	68,251
Professional fees	21,000	34,441
Total operating expenses	41,977	102,692

Loss from operations	(41,977)	(102,692)

Other (Expense) Income
Interest expense	(8,890)	(19,760)
Gain on modification of debt	-	19,782
Total other (expense) income, net	(8,890)	22

Net loss before income taxes	(50,867)	(102,670)
Provision for income taxes	-	-
Net loss	$(50,867)	(102,670)

Net loss attributable to:
Almost Never Films Inc.	(50,555)	(102,653)
Noncontrolling interest	(312)	(17)

Comprehensive Loss	$(50,867)	(102,670)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)
Net Income Loss Per Share Attributable to Common Stockholders
of the Company - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,780,287

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

						Total
	Common Stock		Additional		Non-	Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(102,653)	(17)	(102,670)
Balance - September 30, 2019	5,798,765	$5,799	$1,895,486	$(1,858,139)	$(1,627)	$41,519

Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

Net loss	-	-	-	(50,555)	(312)	(50,867)
Balance - September 30, 2020	5,798,765	$5,799	$1,895,486	$(2,119,076)	$(1,949)	$(219,740)

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(50,867)	$(102,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	-	48,750
Gain on modification of debt	-	(19,782)
Interest accrued on promissory notes payable	8,881	19,739
Changes in operating assets and liabilities:
Accounts receivable	-	2,284
Film costs	-	343,235
Accounts payable and accrued expenses	2,950	20,073
Deferred film revenue	-	(354,398)
Interest paid on promissory notes payable	(6,023)	(5,120)
Net Cash Used in Operating Activities	(45,059)	(47,889)

Cash Flows from Financing Activities:
Repayment of note payable	(3,977)	-
Net Cash Used in Financing Activities	(3,977)	-

Net Decrease in Cash and Cash Equivalents	(49,036)	(47,889)
Cash and Cash Equivalents, beginning of period	80,510	57,154
Cash and Cash Equivalents, end of period	$31,474	$9,265

Supplemental Disclosure Information:
Cash paid for interest	$6,023	$5,120
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Conversion of debt into common stock	$-	$15,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On January 15, 2016, Smack entered into a share exchange agreement with Almost Never Films Inc., a private company incorporated in Indiana on July 8, 2015, and its two shareholders, Danny Chan and Derek Williams. Pursuant to the agreement, Smack issued 1,000,000 shares of our Series A Convertible Preferred Stock to Mr. Chan and Mr. Williams in exchange for all 2,500,000 shares of issued and outstanding common stock of Almost Never Films Inc. (Indiana). As a result of the share exchange, Almost Never Films Inc. (Indiana) became Smack’s wholly-owned subsidiary, and Mr. Chan and Mr. Williams acquired a controlling interest in the Company.The share exchange was accounted for as a “reverse acquisition,” and resulted in a recapitalization. Almost Never Films Inc. (Indiana) is deemed to be the acquirer for accounting purposes.

In March 2016, the Company increased the authorized capital to 5,000,000 shares of common stock and changed the name of the Company to “Almost Never Films Inc.” upon the approval from stockholders of the company. On August 9, 2017, the Company has approved a 1-for-40 reverse split of its issued and outstanding common stock. The common stock accounts and all share related balances have been applied retroactively for all periods presented.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2020 financial statements that was filed with the SEC on September 1, 2021. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, film costs, among others. Actual results could differ from these estimates.

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

The Company’s revenue from customers individually accounting for more than 10% of total revenue are as follows:

	Three Months Ended
	September 30,
	2020	2019
MVE Productions	$-	$343,256

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

As of September 30, 2020, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Accounts payable and accrued expenses are recorded at purchase amounts. Loan receivable and promissory notes and interest payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2020, and 2019, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

On July 1, 2020, the Company adopted ASU 2019-02, Entertainment Films- Other Assets – Film Costs (Subtopic 926-20). The new guidance is effective for fiscal years beginning after December 15, 2019 (for the year ended June 30, 2021 for the Company) and interim periods within those fiscal years and may be early adopted. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization and account for any changes on a prospective basis. The new guidance also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The impact of adoption of this standard did not impact the condensed consolidated financial statements.

On July 1, 2020, the Company adopted ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impact of adoption of this standard did not impact the condensed consolidated financial statements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2020, the Company incurred a net loss of $50,867. As of September 30, 2020, the Company had a working capital deficiency of $305,236 and an accumulated deficit of $2,119,366. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS

Film costs are comprised of the following:

	September 30,	June 30,
	2020	2020
Independent Self-Produced Film Costs, Net	$85,496	$85,496

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the three months ended September 30, 2020 and 2019, the Company did not recognize an impairment loss.

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

During the three months ended September 30, 2020 and 2019, nil and $343,256, respectively, of capitalized film costs were expensed as cost of revenues.

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

On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the three months ended September 30, 2019.

NOTE 5 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. On September 24, 2019, the Company signed amendment agreement with lender over the unpaid balance of principal note of $50,000 with new maturity date of June 30, 2020. The $50,000 principal note was paid off on June 12, 2020. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

During the three months ended September 30, 2020, and 2019, interest expense of nil and $1,260 was recorded, respectively, and interest payable was $12,726 and $12,726, respectively, as of September 30, 2020 and June 30, 2020. Subsequently on August 12, 2021, the outstanding interest payable was fully waived by the lender in the amount of $12,726.

(ii)

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30, 2020. The note is in default currently and accrues interest at 22% per annum.

During the three months ended September 30, 2020, and 2019, interest expense of $4,318 and $2,016 were recorded, respectively, and interest payable were $267 and $1,979, respectively, as of September 30, 2020 and June 30, 2020. During the three months ended September 30, 2020 and 2019, the Company repaid principal of $3,977 and nil, respectively and interest of $6,023 and nil. As of September 30 and June 30, 2020, the principal amounts of the note payable were of $73,820 and $77,797, respectively.

(iii)

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020 and transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the three months ended September 30, 2020 and 2019, interest expenses of nil and $2,521was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On September 24, 2019, the principal balance of the loan was transferred to a new lender [see note 5(v)] who assumed $50,000 of the outstanding principal balance and the Company’s Chief Executive Officer (“CEO”) [see note 6(ii)] who assumed the remaining $50,000 outstanding principal balance. As of September 30, 2020 and June 30, 2020, there was no remaining interest or principal payable to the holder of this note.

(iv)

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the three months ended June 30, 2019, the Company repaid $150,000 of principal. On September 24, 2019, the Company singed a general and mutual release agreement with the lender, to pay the remaining $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. During the three months ended June 30, 2020 and 2019, interest expenses of nil and $4,955 was recorded, respectively.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender.

During the three months ended September 30, 2020 and 2019, the Company repaid nil and $45,000 of principal note, and nil and $5,000 of interest payable, respectively. During the three months ended September 30, 2020 and 2019, interest expenses of $277 and $87, respectively, were recorded, with interest payable of $4,288 and $4,011 outstanding as of September 30 and June 30, 2020, respectively. The unpaid principals were $5,000 and $5,000 as of September 30 and June 30, 2020, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(i)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. The note is in default. During the three months ended September 30, 2020, and 2019, the Company recorded interest expense of $1,512 and $8,822, respectively. As of September 30 and June 30, 2020, and 2019, interest payable of $67,466 and $65,953 was due, respectively. As of September 30 and June 30, 2020, the principal balance of note was $60,000 and $60,000, respectively.

(ii)

On February 26, 2018, the Company issued a note receivable to its Chief Creative officer (“CCO”) of $10,000 and an additional $10,000 on March 28, 2018. Amounts are unsecured, non-interest bearing and due on demand, with no fixed terms of repayment. As of June 30, 2020 and 2019, the Company had recorded a note receivable from this individual of $20,000 and $20,000, respectively. Subsequently, the loan was paid back in its entirety by the CCO on March 10, 2021.

(iii)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s CEO in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. The note is in default. During the three months ended September 30, 2020 and 2019, the Company recorded interest expenses of $2,773 and $82, respectively. As of September 30, 2020 and June 30, 2020, unpaid principal totaled $50,000 and $50,000, respectively, with accrued interest totaled $14,773 and $12,000 outstanding, respectively. Subsequently, the $50,000 Promissory Note was repaid back to its holder on April 7, 2021.

NOTE 7 – SHARE CAPITAL

Common Stock

The Company has 25,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 24, 2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes

As of September 30, 2020 and June 30, 2020, there were 5,798,765 and 5,798,765 shares of common stock issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Three months Ended
	September 30,
	2020	2019
Federal Income Tax benefits (expenses) attributable to
Current Operation	$10,082	$20,340
Less: Valuation Allowance	(10,082)	(20,340)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2020	2020

Deferred tax assets	$348,039	$337,957
Less: valuation allowance	(348,039)	(337,957)
Deferred tax assets, net	$-	$-

At September 30, 2020, the Company had $1,657,330 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2037. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company’s CEO provided the Company with a series of advances to the Company with a cumulative total of $98,423. On July 12, 2021, the Company repaid $83,299 of the advances, resulting in a remaining balance payable of $15,124. Amounts payable are unsecured, non-interest bearing and due on demand.

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

Results of Operations

Results of Operations for the three months ended September 30, 2020 and 2019

	Three Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$-	$343,256	$(343,256)
Cost of revenue	-	343,256	(343,256)
Operating expenses	41,977	102,692	(60,715)
Other income (expenses), net	(8,890)	22	(8,912)
Net loss	$(50,867)	$(102,670)	$51,803

Revenue. During the three months ended September 30, 2020 and 2019, the Company recorded revenue of nil and $343,256, respectively. Revenue during the three months ended September 30, 2019 was associated with one film completed under a Production Service Agreement.

Cost of revenue. During the three months ended September 30, 2020 and 2019, the Company incurred cost of revenue of nil and $343,256, respectively. Cost of Revenue during the three months ended September 30, 2019 was associated with one film completed under a Production Service Agreement.

Operating Expenses. Operating expenses were $41,977 and $102,692 for the three months ended September 30, 2020, and 2019, respectively. During the three months ended September 30, 2020 and 2019, operating expenses consisted of professional fees of $21,000 and $34,441, respectively; and general administrative expenses of 20,977 and $68,251 respectively. The decrease in operating expenses during the three months ended September 30, 2020 compared to the prior year were primarily related to amortization of two prepaid consulting contracts during the three months ended September 30, 2019, of which there was no similar expense incurred during the three months ended September 30, 2020.

Other Expense. During the three months ended September 30, 2020, the Company incurred interest expenses of $8,890, relating to unsecured promissory notes payable. During the three months ended September 30, 2019, the Company incurred interest expenses of $19,760, relating to unsecured promissory notes payable and gain on modification debt of $19,782.

Net Loss. For the three months ended September 30, 2020, and 2019, we incurred a loss of $50,867 and $102,670, respectively. The decrease in loss was attributable to the decreases in our general administrative expenses, professional fees, and interest expense, offset by a gain on modification of debt incurred during the three months ended September 30, 2019.

Liquidity and Capital Resources

Working Capital

	September 30,	June 30,	Change
	2020	2020	Amount
Cash	$31,474	80,510	(49,036)

Current Assets	$51,474	$100,510	$(49,036)
Current Liabilities	356,710	354,879	(1,831)
Working Capital	$(305,236)	$(254,369)	$(50,867)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020 and June 30, 2020 and 2019, we had a cash balance of $31,474 and $80,510, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of September 30, 2020, we had a working capital deficit of $305,236 as compared to working capital deficit of $254,369 as of June 30, 2020. The increase in working capital deficit was mainly due to cash utilized in the Company’s net loss and repayment of principal on a note payable.

Cash Flows

	Three Months Ended
	September 30,		Change
Net Cash used in Operating Activities	$(45,059)	$(47,889)	$2,830
Net Cash used in Investing Activities	$-	-	-
Net Cash used in Financing Activities	$(3,977)	$-	(3,977)
Net Increase (Decrease) in Cash and Cash Equivalents	$(49,036)	$(47,889)	$(1,147)

Cash Flows used in Operating Activities

Cash flows used in Operating Activities were essentially the same compared to the same period in the prior year. During the three months ended September 30, 2020, net cash used in operating activities was $45,059, compared to $47,889 net cash provided by operating activities for the three months ended September 30, 2019.

Financing Activities

During the three months ended September 30, 2020, net cash used in financing activities was $3,977, compared to nil for the three months ended September 30, 2019. During the three months ended September 30, 2020 the Company paid $3,977 in accrued interest to a holder of one of its notes payable.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2020, the Company incurred a net loss of $50,867. As of June 30, 2020, the Company had a working capital deficiency of $305,236 and an accumulated deficit of $2,119,076. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the three months ended September 30, 2020, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: September 23, 2021	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

