Form 10-Q
period 2021-03-31
Almost Never Films Inc.
filed 2021-09-23
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2021

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

FORM 10-Q

ALMOST NEVER FILMS INC.

March 31, 2021

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and June 30, 2020	4
	(Unaudited) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2021 and March 31, 2020.	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2021 and March 31, 2020.	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signature	26

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

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$88,428	$80,510
Loan receivable- related party	-	20,000
Total Current Assets	88,428	100,510

Film costs	85,496	85,496
TOTAL ASSETS	$173,924	$186,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$73,105	$64,920
Due to related party	66,927	500
Interest payable	116,643	96,662
Promissory note payable	78,820	82,797
Promissory note payable - related party	110,000	110,000
Total Current Liabilities	445,495	354,879

TOTAL LIABILITIES	445,495	354,879

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; no shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 shares issued and outstanding.	5,799	5,799
Additional paid in capital	1,895,486	1,895,486
Accumulated deficit	(2,170,907)	(2,068,521)
Total shareholders’ deficitattributable to Almost Never Films Inc. shareholders	(269,622)	(167,236)
Noncontrolling interest	(1,949)	(1,637)
Total shareholders’ deficit	(271,571)	(168,873)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,924	$186,006

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$-	-	$-	$343,256
Cost of Revenues	-	-	-	343,256
Gross Profit	-	-	-	-

Operating Expenses
General and administration expenses	17,576	56,612	65,115	171,627
(Recovery of) Professional fees	(10,000)	11,912	11,504	63,896
Total operating expenses	7,576	68,524	76,619	235,523

Loss from operations	(7,576)	(68,524)	(76,619)	(235,523)

Other (Expense) Income
Interest expense	(8,524)	(13,613)	(26,079)	(47,803)
Gain on modification of debt	-	-	-	19,782
Bad debt for loan receivable	-	-	-	(12,000)
Total other expense, net	(8,524)	(13,613)	(26,079)	(40,021)

Net loss before income taxes	(16,100)	(82,137)	(102,698)	(275,544)
Provision for income taxes	-	-	-	-
Net loss	$(16,100)	(82,137)	$(102,698)	$(275,544)

Net loss attributable to:
Almost Never Films Inc.	(16,100)	(82,137)	(102,386)	(275,520)
Noncontrolling interest	-	-	(312)	(24)

Comprehensive Loss	$(16,100)	(82,137)	$(102,698)	(275,544)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.05)
Net Income Loss Per Share Attributable to Common Stockholders
of the Company - Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,798,765	5,798,765	5,792,533

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders’ Equity

Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

Net loss	-	-	-	(50,555)	(312)	(50,867)
Balance - September 30, 2020	5,798,765	$5,799	$1,895,486	$(2,119,076)	$(1,949)	$(219,740)

Net loss	-	-	-	(35,731)	-	(35,731)
Balance - December 31, 2020	5,798,765	$5,799	$1,895,486	$(2,154,807)	$(1,949)	$(255,471)

Net loss	-	-	-	(16,100)	-	(16,100)
Balance - March 31, 2021	5,798,765	$5,799	$1,895,486	$(2,170,907)	$(1,949)	$(271,571)

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders’ Equity

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(102,653)	(17)	(102,670)
Balance - September 30, 2019	5,798,765	$5,799	$1,895,486	$(1,858,139)	$(1,627)	$41,519

Net loss	-	-	-	(90,730)	(7)	(90,737)
Balance - December 31, 2019	5,798,765	$5,799	$1,895,486	$(1,948,869)	$(1,634)	$(49,218)

Net loss	-	-	-	(82,137)	-	(82,137)
Balance - March 31, 2020	5,798,765	$5,799	$1,895,486	$(2,031,006)	$(1,634)	$(131,355)

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(102,698)	$(275,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	-	89,315
Gain on modification of debt	-	(19,782)
Bad debt for loan receivable	-	12,000
Interest accrued on promissory notes payable	26,004	47,071
Changes in operating assets and liabilities:
Accounts receivable	-	188,951
Film costs	-	343,235
Accounts payable and accrued expenses	8,185	24,467
Deferred film revenue	-	(354,398)
Interest paid on promissory notes payable	(6,023)	(5,120)
Net Cash (used in) provided by Operating Activities	(74,532)	50,195

Cash Flows from Financing Activities:
Borrowing from related party	66,427	500
Repayment of note receivable – related party	20,000	-
Repayment of note payable	(3,977)	(45,000)
Net Cash provided by (used in) Financing Activities	82,450	(44,500)

Net Increase in cash and cash equivalents	7,918	5,695
Cash and Cash Equivalents, beginning of period	80,510	57,154
Cash and Cash Equivalents, end of period	$88,428	$62,849

Supplemental Disclosure Information:
Cash paid for interest	$6,023	$5,120
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Promissory note issued to related party for settlement of loan arrangement	$-	$50,000
Conversion of debt into common stock	$-	$15,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s audited June 30, 2020 financial statements that was filed with the SEC on September 1, 2021. The results of operations for the nine months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year

Use of Estimates

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

The Company’s revenue from customers individually accounting for more than 10% of total revenue are as follows:

	Nine Months Ended
	March 31,
	2021	2020
MVE Productions	$-	$343,256

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

As of March 31, 2021, the balance reported for cash and accounts receivable approximates its fair value because of their short maturities. Accounts payable and accrued expenses are recorded at agreed values. Promissory notes receivable, loan receivable and promissory notes interest payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended March 31, 2021, and 2020, as there are no potential shares outstanding that would have a dilutive effect.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2021, the Company incurred a net loss of $102,698. As of March 31, 2021, the Company had a working capital deficiency of $357,067 and an accumulated deficit of $2,170,907. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS

Film costs are comprised of the following:

	March 31,	June 30,
	2021	2020
Independent Self-Produced Film Costs	$85,496	$85,496

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the nine months ended March 31, 2021 and 2020, the Company did not recognize an impairment loss.

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

During the nine months ended March 31, 2021 and 2020, nil and $343,256, respectively, of capitalized film costs were expensed as cost of revenues.

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

On July 16, 2019, the Company received notice that Country Christmas Album has been confirmed as completed and delivered in accordance with the agreement terms and therefore the Company has recorded $343,256 revenues during the nine months ended March 31, 2020.

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

During the nine months ended March 31, 2021 and 2020, interest expense of nil and $3,767 was recorded, respectively. As of March 31, 2021 and June 30, 2020, interest payable was $12,726 and $12,726, respectively. Subsequently on August 12, 2021, the outstanding interest payable was fully waived by the lender in the amount of $12,726.

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

During the nine months ended March 31, 2021, and 2020, interest expense of $12,416 and $6,027 were recorded, respectively with $8,365 and $1,979 interest payable were as of March 31, 2021 and June 30, 2020, respectively. During the nine months ended March 31, 2021 and 2020, the Company repaid principal of $3,977 and nil, respectively, and interest of $6,023 and nil, respectively. As of March 31, 2021 and June 30, 2020, the principal amount of the note payable was of $73,820 and $77,797, respectively.

(iii)

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000 proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020 and transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the nine months ended March 31, 2021 and 2020, interest expenses of nil and $2,521 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On September 24, 2019, the principal balance of the loan was transferred to a new lender [see note 5(v)] who assumed $50,000 of the outstanding principal balance and the Company’s Chief Executive Officer (“CEO”) [see note 6(ii)] who assumed the remaining $50,000 outstanding principal balance. As of March 31, 2021 and June 30, 2020, there was no remaining interest or principal payable to the holder of this note.

(iv)

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the nine months ended March 31, 2019, the Company repaid $150,000 of principal. On September 24, 2019, the Company singed a general and mutual release agreement with the lender, to pay the remaining $15,000 the balance of due via issuance of 20,000 shares of common stock of the Company. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. During the nine months ended March 31, 2021 and 2020, interest expenses of nil and $4,955 were recorded, respectively.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020 and bears interest at 10% per annum. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender.

During the nine months ended March 31, 2021 and 2020, the Company repaid nil and $45,000, respectively of principal note payable and nil and $5,000, respectively of interest payable. During the nine months ended March 31, 2021 and 2020, interest expenses of $826 and $722, respectively were recorded. As of March 31, 2021 and June 30, 2020, unpaid principal was $5,000 and $5,000, respectively, and accrued interest payable of $4,837 and $4,011, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(i)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. During the nine months ended March 31, 2021 and 2020, the Company recorded interest expense of $4,504 and $26,370, respectively. As of March 31, 2021 and June 30, 2020, interest payable of $70,457 and $65,953 were due, respectively. As of March 31, 2020 and June 30, 2020, the principal balance of note was $60,000 and $60,000, respectively.

(ii)

On February 26, 2018, the Company issued a note receivable to its Chief Creative officer (“CCO”) of $10,000 and an additional $10,000 on March 28, 2018. Amounts are unsecured, non-interest bearing and due on demand, with no fixed terms of repayment. During the nine months ended March 31, 2021, the note was repaid in full. As of March 31, 2021 and June 30, 2020, the Company had recorded a note receivable from this individual of nil and $20,000, respectively. Subsequently, the loan was paid back in its entirety by the CCO on March 10, 2021.

(iii)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020, and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. During the nine months ended March 31, 2021 and 2020, the Company recorded interest expenses of $8,258 and $2,589, respectively. As of March 31, 2021 and June 30, 2020, unpaid principal totaled $50,000 and $50,000, respectively and accrued interest totaled $20,258 and $12,000 was due, respectively. Subsequently, the $50,000 Promissory Note was repaid back to its holder on April 7, 2021.

NOTE 7 – SHARE CAPITAL

Common Stock

The Company has 25,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 24, 2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes

As of March 31, 2021 and June 30, 2020, there were 5,798,765 and 5,798,765 shares of common stock issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Nine months Ended
	March 31,
	2021	2020
Federal Income Tax benefits (expenses) attributable to
Current Operation	$17,305	$30,084
Less: Valuation Allowance	(17,305)	(30,084)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,	June 30,
	2021	2020

Deferred tax assets	$355,242	$337,957
Less: valuation allowance	(355,262)	(337,957)
Deferred tax assets, net	$-	$-

At March 31, 2021, the Company had $1,712,019 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2037. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2019 can be carryforward indefinitely

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company’s CEO provided the Company with a series of advances to the Company with a cumulative total of $31,996. On July 12, 2021, the Company repaid $83,299 of advances from the Company’s CEO, resulting in a remaining balance payable of $15,124. Amounts payable are unsecured, non-interest bearing and due on demand.

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

There were no shares of preferred stock issued and outstanding as of March 31, 2021.

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

Almost Never, our wholly-owned subsidiary upon the closing of Share Exchange, was incorporated in the State of Indiana on March 31, 2020. As a result of the Share Exchange, the Company amended its Articles of Incorporation to change its name from “Smack Sportswear” to “Almost Never Films Inc.” to more accurately reflect its new business. We also request changed the Company’s trading symbol to “HLWD”

We currently have authorized 30,000,000 shares of capital stock, consisting of (i) 25,000,000 shares of Common Stock, and (ii) 5,000,000 shares designated as preferred stock containing such rights, privileges and designations as our Board of directors may, from time to time, determine. As of the date of this Report, an aggregate of 5,778,765 shares of our Common Stock and no shares of our Series A Convertible Preferred Stock are issued and outstanding.

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

Results of Operations

Results of Operations for the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Operating expenses	7,576	68,524	(60,948)
Other income (expenses)	(8,524)	(13,613)	(5,089)
Net loss	$(16,100)	$(82,137)	$66,037

Operating Expenses. Operating expenses were $7,576 and $68,524 for the three months ended March 31, 2021, and 2020, respectively. During the three months ended March 31, 2021, operating expenses consisted of general and administrative expenses of $17,576 and a recovery of professional fees of $10,000. During the three months ended March 31, 2020, operating expenses consisted of general and administrative expenses of $56,612 and professional fees of $11,912. The decrease in operating expenses during the three months ended March 31, 2021 compared to the prior year were primarily related to amortization of a prepaid consulting contract during the three months ended March 31, 2020, of which there was no similar expense incurred during the three months ended March 31, 2021, in addition to a reduction of general office overhead expenditures. Additionally, a refund of professional fees paid for a cancelled project as well as a decrease in utilization of other professional services also contributed to a reduction in operating expenses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other Expense. During the three months ended March 31, 2021, the Company incurred interest expenses of $8,865, relating to unsecured promissory notes payable, compared to $13,613 during the three months ended March 31, 2020.

Net Loss. For the three months ended March 31, 2021, and 2020, we incurred a loss of $16,100 and $82,137, respectively. The decrease in loss was attributable to the decreases in our general administrative expenses, professional fees, and interest expense.

Results of Operations for the nine months ended March 31, 2021 and 2020

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount
Revenue	$-	$343,256	$(343,256)
Cost of revenue	-	343,256	(343,256)
Operating expenses	76,619	235,523	(158,904)
Other income (expenses)	(26,079)	(40,021)	(13,942)
Net loss	$(102,698)	$(275,544)	$172,846

Revenue. During the nine months ended March 31, 2021 and 2020, the Company recorded revenue of nil and $343,256, respectively. Revenue during the nine months ended March 31, 2020 was associated with one film completed under a Production Service Agreement.

Cost of revenue. During the nine months ended March 31, 2021 and 2020, the Company incurred cost of revenue of nil and $343,256, respectively. Cost of Revenue during the nine months ended March 31, 2020 was associated with one film completed under a Production Service Agreement.

Operating Expenses. Operating expenses were $76,619 and $235,523 for the nine months ended March 31, 2021, and 2020, respectively. During the nine months ended March 31, 2021 and 2020, operating expenses consisted of professional fees of $11,504 and $63,896, respectively; and general administrative expenses of $65,115 and $171,627 respectively. The decrease in operating expenses during the nine months ended March 31, 2021 compared to the prior year were primarily related to amortization of two prepaid consulting contracts during the nine months ended March 31, 2020, of which there was no similar expense incurred during the nine months ended March 31, 2021, in addition to reductions in general office overhead and a reduction in utilization of professional services.

Other Expense. During the nine months ended March 31, 2021, the Company incurred interest expenses of $26,079, relating to unsecured promissory notes payable. During the nine months ended March 31, 2020, the Company incurred interest expenses of $47,803, relating to unsecured promissory notes payable, a gain on modification debt of $19,782, and a loss attributed to bad debt on a loan receivable of $12,000.

Net Loss. For the nine months ended March 31, 2021, and 2020, we incurred a loss of $102,698 and $275,544, respectively. The decrease in loss was attributable to the decreases in our general administrative expenses, professional fees, and interest expense, and a bad debt loss associated with a loan receivable, offset by a gain on modification of debt incurred during the nine months ended March 31, 2020.

Liquidity and Capital Resources

Working Capital

	March 31,	June 30,	Change
	2021	2020	Amount
Cash	$88,428	80,510	(7,918)

Current Assets	$88,428	$100,510	$(12,082)
Current Liabilities	445,495	354,879	(90,616)
Working Capital	$(357,067)	$(254,369)	$(102,698)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2021 and June 30, 2020, we had a cash balance of $88,428 and $80,510, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of March 31, 2020, we had a working capital deficit of $357,067 as compared to working capital deficit of $254,369 as of June 30, 2020. The increase in working capital deficit was mainly due to cash utilized in the Company’s net loss and repayment of principal on a note payable, offset by advances from the Company’s Chief Executive Officer.

Cash Flows

	Nine Months Ended
	March 31,		Change
	2021	2020	Amount
Net Cash (used in) provided by Operating Activities	$(2,985)	$50,195	$(53,180)
Net Cash used in Investing Activities	$-	$-	$-
Net Cash provided by (used in) Financing Activities	$82,450	$(44,500)	$126,950
Net Increase in Cash and Cash Equivalents	$79,465	$5,695	$73,770

Cash Flows used in Operating Activities

Cash flows used in Operating Activities were during the nine months ended March 31, 2021, net cash used in operating activities was $2,985, compared to $50,195 net cash provided by operating activities for the nine months ended March 31, 2020. The decrease in cash flows used in operating activities during the nine months ended March 31, 2020 compared to the prior year was primarily a result of a collection of accounts receivable of $188,951 in the nine months ended March 31, 2020.

Financing Activities

During the nine months ended March 31, 2021, net cash provided by financing activities was $82,450, compared to cash used in financing activities of $44,500 for the nine months ended March 31, 2020. During the nine months ended March 31, 2021, cash flows provided financing activities were the result of $66,427 of advances from the Company’s Chief Executive Officer and $20,000 loan repaid back by Chief Creative Officer, offset by $3,977 in repayments of a note payable. During the nine months ended March 31, 2020, cash flows used in financing activities were the result of $500 of advances from a related party and $45,000 in repayments of a note payable.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended March 31, 2021, the Company incurred a net loss of $102,698. As of March 31, 2021, the Company had a working capital deficiency of $357,067 and an accumulated deficit of $2,170,907. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the nine months ended March 31, 2021, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: September __, 2021	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

