Form 10-K
period 2021-06-30
Almost Never Films Inc.
filed 2021-09-29
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2021

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

There were no shares of preferred stock issued and outstanding as of June 30, 2021.

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

Employees

The Company currently has no employees. Danny Chan, our Chief Executive Officer and Chief Financial Officer, and Daniel Roth our Chief Creative Officer and Chief Operating Officer, operate the Company.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2021	$0.2984	$0.03
March 31, 2021	$0.495	$0.03
December 31, 2020	$0.159	$0.02
September 30, 2020	$0.10	$0.0825
June 30, 2020	$0.25	$0.25
March 31, 2020	$0.25	$0.25
December 31, 2019	$0.25	$0.25
September 30, 2019	$0.25	$0.25

Transfer Agent

Our transfer agent for our common stock is Empire Stock Transfer, Inc. They are located at 1859 Whitney Mesa Drive, Henderson NV 89014. Tel: 702 818-5898 Fax: 702 974-1444.

Holders of Common Stock

As of September 7, 2021, we have approximately 103 registered shareholders holding 5,798,765 shares of our common stock.

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

During the year ended June 30, 2021, the Company sold the following shares of its common stock:

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

Basis of Presentation

The audited financial statements of Almost Never from June 30, 2020 to June 30, 2021, including a summary of our significant accounting policies and notes thereto, should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations for the years ended June 30, 2021 and 2020

	Years Ended
	June 30,		Change
	2021	2020	Amount
Revenue	$-	$343,256	$(343,256)
Cost of revenue	-	343,256	(343,256)
Operating expenses	96,029	261,037	(165,008)
Other income (expenses), net	(32,120)	(52,025)	(19,905)
Net loss	$(128,149)	$(313,062)	$184,913

Revenue. During the years ended June 30, 2021 and 2020, the Company recorded revenue of nil and $343,256, respectively. Revenue during the year ended June 30, 2020 was associated with one film completed under a Production Service Agreement.

Cost of revenue. During the years ended June 30, 2021 and 2020, the Company incurred cost of revenue of nil and $343,256, respectively. Cost of Revenue during the year ended June 30, 2020 was associated with one film completed under a Production Service Agreement.

Operating Expenses. Operating expenses were $96,029 and $261,037 for the years ended June 30, 2021, and 2020, respectively. During the years ended June 30, 2021 and 2020, operating expenses consisted of professional fees of $11,732 and $63,970, respectively; and general administrative expenses of $84,297 and $197,067 respectively. The decrease in operating expenses during the year ended June 30, 2021 compared to the prior year were primarily related to amortization of two prepaid consulting contracts during the year ended June 30, 2020, of which there was no similar expense incurred during the year ended June 30, 2021, in addition to reductions in general office overhead and a reduction in utilization of professional services.

Other Expense. During the year ended June 30, 2021, the Company incurred interest expenses of $32,120, relating to unsecured promissory notes payable. During the year ended June 30, 2020, the Company incurred interest expenses of $59,807, relating to unsecured promissory notes payable, a gain on modification debt of $19,782, and a loss attributed to bad debt on a loan receivable of $12,000.

Net Loss. For the years ended June 30, 2021, and 2020, we incurred a loss of $28,149 and $313,062, respectively. The decrease in loss was attributable to an increase in gross profit in addition to decreases in our general and administrative expenses, professional fees, and interest expense, and a bad debt loss associated with a loan receivable, offset by a gain on modification of debt incurred during the year ended June 30, 2020.

Liquidity and Capital Resources

Working Capital

	June 30,	June 30,	Change
	2021	2020	Amount
Cash	$138,482	$80,510	$57,972

Current Assets	$138,482	$100,510	$37,972
Current Liabilities	521,000	354,879	(166,121)
Working Capital	$(382,518)	$(254,369)	$(128,149)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2021 and 2020, we had a cash balance of $138,482 and $80,510, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of June 30, 2021, we had a working capital deficit of $382,518 as compared to working capital deficit of $254,369 as of June 30, 2020. The increase in working capital deficit was mainly due to cash utilized in the Company’s net loss and repayments of principal on a notes payable, offset by advances from the Company’s Chief Executive Officer.

Cash Flows

	Year Ended
	June 30,		Change
	2021	2020	Amount
Net Cash provided by Operating Activities	$8,650	$422,559	$(413,909)
Net Cash used in Investing Activities	$-	$-	$-
Net Cash provided by (used in) Financing Activities	$49,322	$(399,203)	$448,525
Net Increase in Cash and Cash Equivalents	$57,972	$23,356	$34,616

Cash Flows provided by Operating Activities

Cash flows provided by Operating Activities were during the year ended June 30, 2021 was $8,650 compared to $422,559 net cash provided by operating activities for the year ended June 30, 2020. The decrease in cash flows provided by operating activities during the year ended June 30, 2021 compared to the prior year was primarily a result of a collection of accounts receivable of $583,333 during the year ended June 30, 2020.

Financing Activities

During the year ended June 30, 2021, net cash provided by financing activities was $49,322, compared to cash used in financing activities of $399,203 for the year ended June 30, 2020. During the year ended June 30, 2021, cash flows provided financing activities were the result of $83,299 of advances from the Company’s Chief Executive Officer and $20,000 from repayment of a note receivable from a related party offset by $53,977 in principal repayments of notes payable. During the year ended June 30, 2020, cash flows used in financing activities were the result of a repayment advances from a related party of $12,000 and $387,203 in repayments of a note payable.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2021, the Company incurred a net loss of $128,149. As of June 30, 2021, the Company had a working capital deficiency of $382,518 and an accumulated deficit of $2,196,358. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion and an identification of new business opportunities. During the period ended June 30, 2021, the Company did not raise any capital from investors. Management believes this funding and future funding will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow it to continue looking for opportunities to acquire operating companies or merge with other operational entities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Almost Never Films Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Almost Never Films Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Simon & Edward, LLP /s/

Los Angeles, California

September 27, 2021

We have served as the Company's auditor since 2016.

Almost Never Films Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$138,482	$80,510
Loan receivable – related party	-	20,000
Total Current Assets	138,482	100,510

Film costs	85,496	85,496
TOTAL ASSETS	$223,978	$186,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$75,708	$64,920
Due to related party	83,799	500
Interest payable	122,673	96,662
Deferred film revenue – related party	100,000	-
Promissory note payable	78,820	82,797
Promissory note payable - related party	60,000	110,000
Total Current Liabilities	521,000	354,879

TOTAL LIABILITIES	521,000	354,879

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; series A preferred stock: 2,000,000 authorized; no shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 shares issued and outstanding	5,799	5,799
Additional paid in capital	1,895,486	1,895,486
Accumulated deficit	(2,196,358)	(2,068,521)
Total shareholders’ deficit attributable to Almost Never Films Inc. shareholders	(295,073)	(167,236)
Noncontrolling interest	(1,949)	(1,637)
Total shareholders’ deficit	(297,022)	(168,873)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,977	$186,006

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	June 30,
	2021	2020

Revenues	$-	$343,256
Cost of Revenues	-	343,256
Gross Profit	-	-

Operating Expenses
General and administration expenses	84,297	197,067
Professional fees	11,732	63,970
Total operating expenses	96,029	261,037

Loss from operations	(96,029)	(261,037)

Other Income (Expense)
Interest expense	(32,120)	(59,807)
Gain on modification of debt	-	19,782
Bad debt for loan receivable	-	(12,000)
Total expense, net	(32,120)	(52,025)

Net loss before income taxes	(128,149)	(313,062)
Provision for income taxes	-	-
Net loss	$(128,149)	$(313,062)

Net loss attributable to:
Almost Never Films Inc.	(127,837)	(313,035)
Noncontrolling interest	(312)	(27)

Comprehensive Loss	$(128,149)	(313,062)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.05)

Net Loss Per Share Attributable to Common Stockholders of the Company - Basic and Diluted	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,794,162

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance - June 30, 2019	5,778,765	$5,779	$1,880,506	$(1,755,486)	$(1,610)	$129,189

Common shares issued to settle interest of note payable	20,000	20	14,980	-	-	15,000
Net loss	-	-	-	(313,035)	(27)	(313,062)
Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

Net loss	-	-	-	(127,837)	(312)	(128,149)
Balance - June 30, 2021	5,798,765	$5,799	$1,895,486	$(2,196,358)	$(1,949)	$(297,022)

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(128,149)	$(313,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting expense	-	103,898
Gain on modification of debt	-	(19,782)
Bad debt for loan receivable	-	12,000
Expenses paid directly by related party	-	500
Interest accrued on promissory notes payable	32,034	58,645

Changes in operating assets and liabilities:
Accounts receivable	-	583,333
Film costs	-	343,235
Accounts payable and accrued expenses	10,788	22,988
Deferred film revenue	-	(354,398)
Deferred film revenue – related party	100,000	-
Interest paid on promissory notes payable	(6,023)	(14,798)
Net Cash provided by Operating Activities	8,650	422,559

Cash Flows from Financing Activities:
Borrowing from related party	83,299	-
Repayment of note receivable – related party	20,000	-
Repayment of note payable	(3,977)	(97,203)
Repayment of related party advances	-	(12,000)
Repayment of promissory note payable - related party	(50,000)	(290,000)
Net Cash provided by (used in) Financing Activities	49,322	(399,203)

Net Increase in cash and cash equivalents	57,972	23,356
Cash and Cash Equivalents, beginning of period	80,510	57,154
Cash and Cash Equivalents, end of period	$138,482	$80,510

Supplemental Disclosure Information:
Cash paid for interest	$6,023	$14,797
Cash paid for income taxes	$-	$-

Supplemental Non-cash Disclosure:
Promissory note issued to related party for settlement of loan arrangement	$-	$50,000
Conversion of debt into common stock	$-	$15,000
Interest payable reclassified to note payable – related party	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The Company’s revenue from customers individually accounting for more than 10% of total revenue are as follows:

	Year Ended
	June 30,
	2021	2020
MVE Productions	$-	$343,256
	-	343,256

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

Level 1–	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2–	inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–	inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of June 30, 2021, the balance reported for cash approximates its fair value because of its short maturity. Accounts payable and accrued expenses are recorded at purchase amounts. Loan receivable and promissory notes payable are stated at historical amounts less principal payments. The Company believes interest rates in its debt agreements are commensurate with lender risk profiles for similar companies.

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

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended June 30, 2021, and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Recently Issued Accounting Pronouncements

On July 1, 2020, the Company adopted ASU 2019-02, Entertainment Films- Other Assets – Film Costs (Subtopic 926-20). The new guidance is effective for fiscal years beginning after December 15, 2019 (for the year ended June 30, 2021 for the Company) and interim periods within those fiscal years and may be early adopted. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization and account for any changes on a prospective basis. The new guidance also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The impact of adoption of this standard did not impact the consolidated financial statements.

On July 1, 2020, the Company adopted ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impact of adoption of this standard did not impact the consolidated financial statements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (“COVID-19”) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended June 30, 2021, the Company incurred a net loss of $128,149. As of June 30, 2021, the Company had a working capital deficiency of $382,518 and an accumulated deficit of $2,196,358. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS

Film costs are comprised of the following:

	June 30,	June 30,
	2021	2020
Independent Self-Produced Film Costs	$85,496	$85,496

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

The Company performs fair value measurements related to film costs on an annual basis to evaluate and review indicators of impairment. During the years ended June 30, 2021 and 2020, the Company did not recognize an impairment loss.

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

During the years ended June 30, 2021 and 2020, nil and $343,256, respectively, of capitalized film costs were expensed as cost of revenues.

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

During the year ended June 30, 2021, the Company entered into an agreement with Harley Commodity Co. (“Harley”), a related party (see Note 6), to provide certain development services in connection with a future motion picture project. During the year ended June 30, 2021, the Company received an advance of $100,000 from Harley, which as of June 30, 2021 was recorded as deferred revenue – related party as development at such date had not yet been completed.

NOTE 5 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. The $50,000 principal note was paid off on June 12, 2020, and interest expense of $4,767 was recorded for the year ended June 30, 2020. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. As of June 30, 2021 and 2020, the principal note payable was of nil and nil, respectively. As of June 30, 2021 and 2020, interest payable was $12,726. Subsequently on August 12, 2021, the outstanding interest payable was fully waived by the lender in the amount of $12,063.

(ii)

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30, 2020. The note is in default currently and accrues interest at 22% per annum. For the years ended June 30, 2021, and 2020, interest expense of $16,465 and $7,999 were recorded, respectively. As of June 30, 2021 and 2020, interest payable were $12,414and $1,979 with the outstanding principal amount of $73,820 and $77,797, respectively. During the years ended June 30, 2021 and 2020, the Company repaid principal of $3,977 and $2,203, respectively, and interest of $6,023 and $9,797 respectively.

(iii)

On February 6, 2018, the Company issued a $100,000 Promissory Note in exchange for receiving $100,000proceeds. The principal of $100,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreements with lender with maturity date of June 30, 2020 and transferred the principal of note and interest payable equally to two new lenders. An interest payable of $16,328 has been recorded as of date of transfer. During the years ended June 30, 2021 and 2020, interest expenses of nil and $2,521 was recorded, respectively. According to amendment agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On September 24, 2019, the principal balance of the loan was transferred to a new lender [see note 5(v)] who assumed $50,000 of the outstanding principal balance and the Company’s Chief Executive Officer (“CEO”) [see note 6(ii)] who assumed the remaining $50,000 outstanding principal balance. As of June 30, 2021 and 2020, there was no remaining interest or principal payable to the holder of this note.

(iv)

On February 7, 2018, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due twelve (12) months from the receipt of the funds and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. During the year ended June 30, 2019, the Company repaid $150,000 of principal. On September 24, 2019, the Company singed a general and mutual release agreement with the lender, to pay the remaining $15,000 the balance of due via issuance of 20,000shares of common stock of the Company. During the years ended June 30, 2021 and 2020, interest expenses of nil and $4,955 was recorded, respectively. According to general and mutual release agreement, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020 and bears interest at 10% per annum. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the years ended June 30, 2021 and 2020, the Company repaid nil and $45,000, respectively of principal note payable and nil and $5,000, respectively of interest payable. During the years ended June 30, 2021 and 2020, interest expenses of $1,100 and $846, respectively was recorded. As of June 30, 2021 and 2020, unpaid principal was $5,000and $5,000, respectively and accrued interest payable of $5,111 and $4,011, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(I)

 During the year ended June 30, 2021, the Company’s CEO provided the Company with a series of advances, totaling $83,299. The funds are unsecured, non-interest bearing and due on demand. Subsequently, the Company’s CEO provided additional advances to the Company with a cumulative total of $15,124. On July 12, 2021, the Company repaid $83,299 of advances from the Company’s CEO, resulting in a remaining balance payable of $15,124.

(ii)

During the year ended June 30, 2021, the Company recorded received a payment of $100,000 of revenue from Harley Commodity Co. Ltd., an entity significantly influenced by the Company’s Chief Executive Officer, for development services agreement related to a future motion picture project entered on June 30, 2021 (see Note 4).

(iii)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. The note is in default currently. During the years ended June 30, 2021 and 2020, the Company recorded interest expense of $6,000 and $33,270, respectively. As of June 30, 2021 and 2020, the principal balance of note was $60,000 and $60,000, respectively, with interest payable of $71,953 and $65,953 outstanding.

(iv)

On February 26, 2018, the Company issued a note receivable to its Chief Creative officer of $10,000 and an additional $10,000 on March 28, 2018. Amounts are unsecured, non-interest bearing and due on demand, with no fixed terms of repayment. During the year ended June 30, 2021, the note was repaid in full. As of June 30, 2021 and 2020, the Company had recorded a note receivable from this individual of nil and $20,000, respectively.

(v)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020 and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. The note was in default currently. During the years June 30, 2021 and 2020, the Company repaid principal of $50,000 and nil, respectively. During the years ended June 30, 2021 and 2020, the Company recorded interest expenses of $8,468 and $3,836, respectively. As of June 30, 2021 and 2020, unpaid principal totaled nil and $50,000, respectively with accrued interest totaled $20,468 and $12,000, respectively

NOTE 7 – SHARE CAPITAL

Common Stock

The Company has 25,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 24, 2019, the Company issued 20,000 common shares at $0.001 par value for settlement of $15,000 interest payable of notes.

As of June 30, 2021 and 2020, there were 5,798,765 shares of common stock issued and outstanding.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended
	June 30,
	2021	2020
Federal Income Tax benefits (expenses) attributable to
Current Operation	$21,449	$37,621
Less: Valuation Allowance	(21,449)	(37,621)
Net Provision for Federal Income Taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	June 30,
	2021	2020

Deferred tax assets	$359,406	$337,957
Less: valuation allowance	(359,406)	(337,957)
Deferred tax assets, net	$-	$-

At June 30, 2021, the Company had $16,212,412 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2038. NOLs generated in tax years prior to June 30, 2018, can be carried forward for twenty years, whereas NOLs generated after June 30, 2019 can be carried forward indefinitely.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions (except the ones disclosed in Note 5 and 6) that require recognition or disclosures in the consolidated financial statements.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers and stockholders with respect to the period from June 30, 2017, through June 30, 2021, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation of our executive officers, directors and President during the fiscal years ended June 30, 2021 and 2020. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Danny Chan	2020
	2021

Daniel Roth	2020
	2021

Stock-Based Compensation

The Company periodically issues Common Stock to employees for services. The Company accounts for stock payments to employees by measuring the cost of services received in exchange for equity on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Director Compensation

No director has been compensated for his role as a Director in the fiscal years ended June 30, 2021 or 2020.

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

___________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2021 and June 30, 2020:

Fees	2021

Audit fees	$20,500
Audit Related Fees	$-
Tax fees	$2,200
All other fees	$-

Total Fees	$22,700

Fees	2020

Audit fees	$29,500
Audit Related Fees	$-
Tax fees	$3,500
All other fees	$-

Total Fees	$33,000

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

ALMOST NEVER FILMS INC.

Dated: September 28, 2021	By:	/s/ Danny Chan
Danny Chan
2021Chief Executive Officer and Chief Financial Officer

