Form 10-Q
period 2021-09-30
Almost Never Films Inc.
filed 2021-11-19
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

The number of shares of registrant’s common stock outstanding as of November 15, 2021 was 5,798,765.

FORM 10-Q

ALMOST NEVER FILMS INC.

September 30, 2021

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

PART I. FINANCIAL INFORMATION

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2021	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,726	$138,482
Prepaid expenses and deposits	2,053	-
Total Current Assets	3,779	138,482

Film costs	85,496	85,496
TOTAL ASSETS	$89,275	$223,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$70,919	$75,708
Due to related party	15,624	83,799
Interest payable	115,830	122,673
Deferred film revenue - related party	100,000	100,000
Promissory note payable	78,820	78,820
Promissory note payable - related party	60,000	60,000
Total Current Liabilities	441,193	521,000

TOTAL LIABILITIES	441,193	521,000

Stockholders’ Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value 5,798,765 shares issued and outstanding respectively.	5,799	5,799
Additional paid in capital	1,895,486	1,895,486
Accumulated deficit	(2,251,254)	(2,196,358)
Total shareholders’ deficit attributable to Almost Never Films Inc. shareholders	(349,969)	(295,073)
Non-controlling interest	(1,949)	(1,949)
Total shareholders’ deficit	(351,918)	(297,022)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$89,275	$223,978

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Revenues	$-	-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses
General and administration expenses	15,849	20,977
Professional fees	45,829	21,000
Total operating expenses	61,678	41,977

Loss from operations	(61,678)	(41,977)

Other (Expense) Income
Interest expense	(5,944)	(8,890)
Gain on interest payable waived	12,726	-
Total other income (expense)	6,782	(8,890)

Net loss before income taxes	(54,896)	(50,867)
Provision for income taxes	-	-
Net loss	$(54,896)	(50,867)

Net loss attributable to:
Almost Never Films Inc.	(54,896)	(50,555)
Non-controlling interest	-	(312)

Comprehensive Loss	$(54,896)	(50,867)

Net Loss per share attributable to Common stockholders of the Company -Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,798,765

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders’ Deficit

Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

Net loss	-	-	-	(50,555)	(312)	(50,867)
Balance - September 30, 2020	5,798,765	$5,799	$1,895,486	$(2,119,076)	$(1,949)	$(219,740)

Balance - June 30, 2021	5,798,765	$5,799	$1,895,486	$(2,196,358)	$(1,949)	$(297,022)

Net profit	-	-	-	(54,896)	-	(54,896)
Balance - September 30, 2021	5,798,765	$5,799	$1,895,486	$(2,251,254)	$(1,949)	$(351,918)

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Years Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(54,896)	$(50,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on interest payable waived	(12,726)	-
Accrued interest on promissory notes payable	5,883	8,881
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(2,053)	-
Accounts payable and accrued expenses	(4,789)	2,950
Interest paid on promissory notes payable	-	(6,023)
Net Cash used in Operating Activities	(68,581)	(45,059)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Borrowing from related party	15,124	-
Repayment of note payable	-	(3,977)
Repayment of related party advances	(83,299)	-
Net Cash Provided used in Financing Activities	(68,175)	(3,977)

Net decrease in cash and cash equivalents	(136,756)	(49,036)
Cash and Cash Equivalents, beginning of period	138,482	80,510
Cash and Cash Equivalents, end of period	$1,726	$31,474

Supplemental Disclosure Information:
Cash paid for interest	$61	$6,023
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2021, the Company incurred a net loss of $54,896. As of September 30, 2021, the Company had a working capital deficiency of $437,414 and an accumulated deficit of $2,251,254. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – FILM COSTS

Film costs are comprised of the following:

	September 30,	June 30,
	2021	2021
Independent Self-Produced Film Costs	$85,496	$85,496

Film costs include salaries and wages, and all other direct costs associated with the motion pictures and television productions. In addition, the Company qualifies for certain government programs that provide incentives earned in regard to expenditures on qualifying film production activities. The incentives are recorded as an offset to the related asset balance.

NOTE 4 – DEFERRED FILM REVENUE

During the year ended June 30, 2021, the Company entered into an agreement with Harley Commodity Co. (“Harley”), a related party (see Note 6), to provide certain development services in connection with a future motion picture project. As of September 30, 2021, the $100,000 from Harley, was recorded as deferred film revenue – related party as development at such date had not yet been completed.

NOTE 5 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000 Promissory Note in exchange for receiving $150,000 proceeds. The principal of $150,000 is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000 is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000 with new maturity date of June 30, 2020. The $50,000 principal note was paid off on June 12, 2020, and interest expense of $4,767 was recorded for the year ended June 30, 2020. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On August 12, 2021, the outstanding interest payable was fully waived by the lender in the amount of $12,726, which was recorded as a gain on modification of debt during the three months ended September 30, 2021. As of September 30, 2021 and June 30, 2021, interest payable was $nil and $12,726, respectively.

(ii)

On January 4, 2018, the Company issued a $80,000 Promissory Note in exchange for receiving $80,000 proceeds. The principal of $80,000 is due twelve (12) months from the receipt of the funds, and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000 with new maturity date of June 30, 2020. The note is in default currently and accrues interest at 22% per annum. For the three months ended September 30, 2021, and 2020, interest expense of $4,093 and $4,318 were recorded, respectively. As of September 30, 2021 and June 30, 2021 interest payable were $16,507 and $12,414, respectively with the outstanding principal amount of $73,820 and $73,820, respectively. During the three months ended September 30, 2021 and 2020, the Company repaid principal of $nil and $3,977, respectively, and interest of $nil and $6,023 respectively.

(iii)

On September 24, 2019, the company issued a $50,000 Promissory Note in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000 proceeds. The principal of $50,000 is due on June 30, 2020 and bears interest at 10% per annum. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to a new lender. During the three months ended September 30, 2021 and 2020, interest expenses of $277 and $277, respectively was recorded. As of September 30, 2021 and June 30, 2021, unpaid principal was $5,000 and $5,000, respectively and accrued interest payable of $5,388 and $5,111, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

(i)

During the year ended June 30, 2021, the Company’s CEO provided the Company with a series of advances, totaling $83,799. During the three months ended September 30, 2021, the Company’s CEO provided additional advances to the Company with a cumulative total of $15,124, after the Company repaid $83,299 back to the Company’s CEO, resulting in a remaining payable as of September 30, 2021 and June 30, 2021 of $15,124 and $83,799, respectively. The funds are unsecured, non-interest bearing and due on demand.

(ii)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000 from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000 is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. The note is in default currently. During the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $1,512 and $1,512, respectively. As of September 30, 2021 and June 30, 2021, the principal balances of note were $60,000 and $60,000, respectively, with interest payable of $73,465 and $71,953 outstanding.

(iii)

On September 24, 2019, the company issued a $50,000 Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 6, 2018 with another lender for $50,000 proceeds. The principal of $50,000 is due on June 30, 2020 and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164 was due and transferred to lender. The note is currently in default. As of September 30, 2021 and June 30, 2021, unpaid principal totaled nil and nil, respectively with accrued interest of $20,468 and $20,468, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in these condensed consolidated financial statements.

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

Results of Operations

Results of Operations for the three months ended September 30, 2021 and 2020

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenue	$-	$-	$-	-
Revenue - related party	-	-	-	-
Cost of goods sold	-	-	-	-
Operating expenses	61,678	41,977	19,701	47%
Other income (expenses)	6,782	(8,890)	15,672	(176%)
Net loss from continued operations	(54,896)	(50,867)	(4,029)	8%
Net loss	$(54,896)	$(50,867)	$(4,029)	8%

Revenue. The Company did not recognize any revenue during the three months ended September 30, 2021 or 2020.

Cost of revenue. The Company did not recognize any cost of revenue during the three months ended September 30, 2021 or 2020.

Operating Expenses. Operating expenses were $61,678 and $41,977 for the three months ended September 30, 2021, and 2020, respectively. During the three months ended September 30, 2021 and 2020, operating expenses consisted of professional fees of $45,829 and $21,000, respectively; and general administrative expenses of $15,849 and $20,977 respectively. The increase in operating expenses during the three months ended September 30, 2021 compared to the same period in the prior year was primarily related to an increase in audit fees as a result of several periods processed during the quarter ended September 30, 2021, of which there was no similar expense incurred during the quarter ended September 30, 2021, offset by a reduction in general and administrative expenses as a result of reductions in the Company’s insurance provided to certain employees of the Company.

Other Expense. During the three months ended September 30, 2021, the Company incurred interest expenses of $5,944, relating to unsecured promissory notes payable and a gain on modification of debt of $12,726 related to the forgiveness of outstanding accrued interest payable by a formal promissory note holder. During the three months ended September 30, 2020, the Company incurred interest expenses of $8,890, relating to unsecured promissory notes payable.

Net Loss. For the three months ended September 30, 2021, and 2020, we incurred a loss of $54,896 and $50,867, respectively. The increase in loss was attributable to an increase in professional fees in offset by decreases in our general and administrative expenses and interest expense as well as a gain on modification of debt incurred during the three months ended September 30, 2021.

Liquidity and Capital Resources

Working Capital

	September 30,	June 30,	Change
	2021	2021	Amount	%
Cash and cash equivalent	$1,726	138,482	(136,756)	(99%)

Current Assets	3,779	138,482	(134,703)	(97%)
Current Liabilities	441,193	521,000	(79,807)	(15%)
Working Capital	$(437,414)	$(382,518)	$(54,896)	14%

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2021 and June 30, 2021, we had a cash balance of $1,726 and $138,482, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of September 30, 2021, we had a working capital deficit of $437,414 as compared to working capital deficit of $382,518 as of June 30, 2021. The increase in working capital deficit was mainly due to the net settlement of advances from the Company’s Chief Executive Officer (“CEO”) of $68,175, which was the result of advances from the CEO of $15,124 and repayments of prior advances of $83,299.

Cash Flows

Cash Flows used in Operating Activities

Cash flows provided by Operating Activities were during the three months ended September 30, 2021 was $68,581 compared to net cash flow used in operations of $45,059 for the three months ended September 30, 2020. The increase in cash flows used in operating activities during the three months ended September 30, 2021 compared to same period in the prior year was primarily a result of a net loss of $54,896 adjusted for a gain on interest payable waived  of $12,726 and accrued interest of $5,883 during the three months ended September 30, 2021, compared to a net loss of $50,867 adjusted for accrued interest of $8,881 during the three months ended September 30, 2020.

Financing Activities

During the three months ended September 30, 2021, net cash used in financing activities was $68,175, compared to cash used in financing activities of $3,977 for the three months ended September 30, 2020. During the three months ended September 30, 2021, cash flows provided financing activities were the result of the repayment of $83,299 of advances from the Company’s Chief Executive Officer in addition to an additional $15,124 in advances provided. During the three months ended September 30, 2020, cash flows used in financing activities were the result of repayment of accrued interest to a holder of a note payable totaling $3,977.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended September 30, 2021, the Company incurred a net loss of $54,896. As of September 30, 2021, the Company had a working capital deficiency of $437,414 and an accumulated deficit of $2,251,254. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the three months ended September 30, 2021, we did not have any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________________

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Combined Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: November 19, 2021	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

