Form 10-Q
period 2021-12-31
Almost Never Films Inc.
filed 2022-03-02
CIK 1422768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2021

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

The number of shares of registrant’s common stock outstanding as of January 10, 2022 was 5,798,765

FORM 10-Q

ALMOST NEVER FILMS INC.

(F/K/A SMACK SPORTSWEAR)

December 31, 2021

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

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2021	2021
ASSETS
Current Assets
Cash and cash equivalents	$18,782	$138,482
Total Current Assets	18,782	138,482

Property and equipment, net	6,115	-
Film costs	85,496	85,496
TOTAL ASSETS	$110,393	$223,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$87,548	$75,708
Due to related party	31,189	83,799
Interest payable	121,713	122,673
Deferred film revenue - related party	100,000	100,000
Promissory note payable	78,820	78,820
Promissory note payable - related party	60,000	60,000
Total Current Liabilities	479,270	521,000

TOTAL LIABILITIES	479,270	521,000

Stockholders' Equity (Deficit)
Preferred stock: no par value, 5,000,000 authorized; Series A Preferred stock: 2,000,000 authorized; No shares issued and outstanding	-	-
Common stock: 25,000,000 authorized; $0.001 par value, 5,798,765 shares issued and outstanding	5,799	5,799
Additional paid in capital	1,895,486	1,895,486
Accumulated deficit	(2,270,162)	(2,196,358)
Total stockholders' deficit attributable to Almost Never Films Inc. shareholders	(368,877)	(295,073)
Non-controlling interest	-	(1,949)
Total stockholders' deficit	(368,877)	(297,022)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,393	$223,978

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Operating Expenses
General and administration expenses	$21,224	$26,562	$37,073	$47,539
Professional fees	20,714	504	66,543	21,504
Total operating expenses	41,938	27,066	103,616	69,043

Loss from operations	(41,938)	(27,066)	(103,616)	(69,043)

Other (Expense) Income
Gain on investment	30,000	-	30,000	-
Interest expense	(6,212)	(8,665)	(12,156)	(17,555)
Loss on disposal of subsidiaries	(776)	-	(776)	-
Gain on interest payable waived	-	-	12,726	-
Total other income (expense), net	23,012	(8,665)	29,704	(17,555)

Net loss before income taxes	(18,926)	(35,731)	(73,822)	(86,598)
Provision for income taxes	-	-	-	-
Net loss	$(18,926)	$(35,731)	$(73,822)	$(86,598)

Net loss attributable to:
Almost Never Films Inc.	(18,908)	(35,731)	(73,804)	(86,286)
Non-controlling interest	(18)	-	(18)	(312)
Comprehensive Loss	$(18,926)	$(35,731)	$(73,822)	(86,598)

Net loss attributable to:
Loss from continuing operations	(18,646)	(35,371)	(73,422)	(82,763)
Loss from discontinued operations, net of tax	(280)	(360)	(400)	(3,835)
Net loss	$(18,926)	$(35,731)	$(73,822)	$(86,598)

Net Loss from continuing operations Per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net Loss from discontinued operations Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Loss per share attributable to Common stockholders
of the Company -Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	5,798,765	5,798,765	5,798,765	5,798,765

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	controlling Interest	Stockholders' Equity

Balance - June 30, 2020	5,798,765	$5,799	$1,895,486	$(2,068,521)	$(1,637)	$(168,873)

Net loss	-	-	-	(50,555)	(312)	(50,867)
Balance - September 30, 2020	5,798,765	$5,799	$1,895,486	$(2,119,076)	$(1,949)	$(219,740)

Net loss	-	-	-	(35,731)	-	(35,731)
Balance - December 31, 2020	5,798,765	$5,799	$1,895,486	$(2,154,807)	$(1,949)	$(255,471)

Balance - June 30, 2021	5,798,765	$5,799	$1,895,486	$(2,196,358)	$(1,949)	$(297,022)

Net loss	-	-	-	(54,896)	-	(54,896)
Balance - September 30, 2021	5,798,765	$5,799	$1,895,486	$(2,251,254)	$(1,949)	$(351,918)

Net loss	-	-	-	(18,908)	(18)	(18,926)
Derecognition of non-controlling interest upon disposition of subsidiaries					1,967	1,967
Balance - December 31, 2021	5,798,765	$5,799	$1,895,486	$(2,270,162)	$-	$(368,877)

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(73,822)	$(86,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on interest payable waived	(12,726)	-
Loss on disposal of subsidiaries	776	-
Depreciation of property and equipment	19	-
Accrued interest on promissory notes payable	11,766	17,536
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,538	3,604
Interest paid on promissory notes payable	-	(6,023)
Net Cash used in Operating Activities	(61,449)	(71,481)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(6,134)	-
Net cash paid in disposal of subsidiaries	(7)	-
Net Cash Used in Investing Activities	(6,141)	-

Cash Flows from Financing Activities:
Borrowing from related party	31,189	-
Repayment of note payable	-	(3,977)
Repayment of related party advances	(83,299)	-
Net Cash Used in Financing Activities	(52,110)	(3,977)

Net decrease in cash and cash equivalents	(119,700)	(75,458)
Cash and Cash Equivalents, beginning of period	138,482	80,510
Cash and Cash Equivalents, end of period	$18,782	$5,052

Supplemental Disclosure Information:
Cash paid for interest	$390	$6,023
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Almost Never Films Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Team Sports Superstore (Inactive), Almost Never Films Inc. (Indiana), Virginia Christmas, LLC (New York), Christmas Camp, LLC (New York). Its 90% owned subsidiaries are One HLWD KY LLC (Kentucky), Two HLWD KY LLC (Kentucky) and Three HLWD KY (Kentucky), LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Discontinued operations

On October 18, 2021 both One HLWD KY LLC and Three HLWD KY LLC were dissolved. On December 13, 2021, the Company sold Virginia Christmas and Christmas Camp to an officer of the Company (see Note 7). As a result of such transactions, the Company no longer controls such entities and their historical results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2021, the Company incurred a net loss of $73,822. As of December 31, 2021, the Company had a working capital deficiency of $460,488 and an accumulated deficit of $2,270,162. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – GAIN ON INVESTMENT

On December 10, 2021, the Company entered into an investment agreement with Wire Room Movie LLC to investment $170,000 fund in connection with a motion picture project entitled “Wire Room”. As of December 31, 2021, the producer of “Wire Room” returned $200,000 back to the Company including the investment principal and a gain on investment of $30,000.

NOTE 5 – DEFERRED FILM REVENUE – RELATED PARTY

During the year ended June 30, 2021, the Company entered into an agreement with Harley Commodity Co. (“Harley”), a related party, to provide certain development services in connection with a future motion picture project. As of December 31, 2021, the $100,000from Harley, was recorded as deferred film revenue – related party as development at such date had not yet been completed.

NOTE 6 – PROMISSORY NOTES PAYABLE

(i)

On October 11, 2017, the Company issued a $150,000Promissory Note in exchange for receiving $150,000proceeds. The principal of $150,000is due fourteen (14) months from the receipt of the funds. and a total interest charge of ten percent or $15,000is to be recorded over the term of the loan. The proceeds were used by the Company to fund the motion picture known as One HLWD KY LLC. On September 24, 2019, the Company signed amendment agreement with lender for the balance of principal note of $50,000with new maturity date of June 30, 2020. The $50,000principal note was paid off on June 12, 2020, and interest expense of $4,767was recorded for the year ended June 30, 2020. Due to change of maturity date of the loan agreement to June 30, 2020, the default interest at 22% recorded in the previous, adjusted to 10% and the effect of change recognized as of gain on modification of debt. On August 12, 2021, the outstanding interest payable was fully waived by the lender in the amount of $12,726, which was recorded as a gain on modification of debt during the six months ended December 31, 2021. As of December 31, 2021 and June 30, 2021, interest payable was $0 and $12,726, respectively.

(ii)

On January 4, 2018, the Company issued a $80,000Promissory Note in exchange for receiving $80,000proceeds. The principal of $80,000is due twelve (12) months from the receipt of the funds and bears interest at 10% per annum. The proceeds were used by the Company to fund the motion picture known as River Runs Red. On September 24, 2019, the Company signed amendment agreement with lender for the principal note of $80,000with new maturity date of June 30, 2020. The note is in default currently and accrues interest at 22% per annum. For the six months ended December 31, 2021, and 2020, interest expense of $8,187and $8,412were recorded, respectively. As of December 31, 2021 and June 30, 2021 interest payable were $20,601and $12,414, respectively with the outstanding principal amount of $73,820and $73,820, respectively. During the six months ended December 31, 2021 and 2020, the Company repaid principal of $0 and $3,977, respectively, and interest of $0 and $6,023respectively.

(iii)

On September 24, 2019, the company issued a $50,000Promissory Note in exchange of settlement loan agreement of February 6, 2018 with another lender for replacing $50,000proceeds. The principal of $50,000is due on June 30, 2020 and bears interest at 10% per annum. The Company did not reach an agreement with note holder for new maturity date and as of June 30, 2020, the note is in default. As of September 24, 2019, unpaid interest of $8,164was due and transferred to a new lender. During the six months ended December 31, 2021 and 2020, interest expenses of $554 and $554, respectively was recorded. As of December 31, 2021 and June 30, 2021, unpaid principal was $5,000and $5,000, respectively and accrued interest payable of $5,665and $5,111, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

(i)

During the year ended June 30, 2021, the Company’s CEO provided the Company with a series of advances, totaling $83,799. During the six months ended December 31, 2021, the Company’s CEO provided additional advances to the Company with a cumulative total of $31,189, after the Company repaid $83,299back to the Company’s CEO, and $500 was deconsolidated upon the sale of a subsidiary to a director (Note 6(iv)), resulting in a remaining payable as of December 31, 2021 and June 30, 2021 of $31,189and $83,799, respectively. The funds are unsecured, non-interest bearing and due on demand.

(ii)

On September 19, 2017 the company issued a 10% Promissory Note in exchange for receiving $350,000from Kruse Farms, LP., a Company owned by one of the Company’s principle owners, to fund the production of a motion picture. The principal of $350,000is due in twenty-four (24) months from receipt of the funds. On September 24, 2019, the Company and the lender have extended the maturity date to June 30, 2020. The note is currently in default. During the six months ended December 31, 2021 and 2020, the Company recorded interest expense of $3,025and $3,025, respectively. As of December 31, 2021 and June 30, 2021, the principal balances of note were $60,000and $60,000, respectively, with interest payable of $74,978and $71,953outstanding.

(iii) (iv)

On September 24, 2019, the company issued a $50,000Promissory Note to the Company’s Chief Executive Officer in exchange of settlement loan agreement of February 6, 2018 with another lender for $50,000proceeds. The principal of $50,000is due on June 30, 2020 and bears interest at 10% per annum. As of September 24, 2019, unpaid interest of $8,164was due and transferred to lender. The note is currently in default. As of December 31, 2021 and June 30, 2021, unpaid principal totaled nil and nil, respectively with accrued interest of $20,468and $20,468, respectively.

On December 13, 2021, the Company sold its interests in Christmas Camp, LLC and Last Viriginia Christmas, LLC to its Chief Creative Officer for consideration of $1. Within the Company’s loss from disposal of subsidiaries includes a loss of $3,621with respect to this transaction.

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

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the three months ended December 31, 2021 and 2020

	Three Months Ended
	December 31,		Change
	2021	2020	Amount	%
Operating expenses	$41,938	27,066	$14,872	55%
Other income (expenses), net	23,012	(8,665)	31,677	366%
Net loss from continuing operations	(18,646)	(35,371)	16,725	47%
Net loss from discontinued operations	(280)	(360)	80	(22%)
Net loss	$(18,926)	$(35,731)	$(16,805)	47%

Revenue. The Company did not recognize any revenue during the three months ended December 31, 2021 or 2020.

Cost of revenue. The Company did not recognize any cost of revenue during the three months ended December 31, 2021 or 2020.

Operating expenses. Operating expenses were $41,938 and $27,066 for the three months ended December 31, 2021, and 2020, respectively. During the three months ended December 31, 2021 and 2020, operating expenses consisted of professional fees of $20,714 and $504, respectively; and general administrative expenses of $21,224 and $26,562 respectively. The increase in operating expenses during the three months ended December 31, 2021 compared to the same period in the prior year was primarily related to an increase in audit fees as a result of several periods processed during the quarter ended December 31, 2021, of which there was no similar expense incurred during the quarter ended December 31, 2021, offset by a reduction in general and administrative expenses as a result of reductions in the Company’s insurance provided to certain employees of the Company.

Other income (expense), net. During the three months ended December 31, 2021, the Company incurred other income of $23,012, consisting of gain on an investment of $30,000, interest expense of $6,212, relating to accrued interest on unsecured promissory notes payable and a loss of $776 related to the disposition of several of the Company’s subsidiaries. During the three months ended December 31, 2020, the Company incurred interest expenses of $8,865, relating to accrued interest on unsecured promissory notes payable.

Net loss from continuing operations. For the three months ended December 31, 2021, and 2020, we incurred a loss from continuing operations of $18,646 and $35,371, respectively. The decrease in loss was attributable to a contribution of $30,000 from the gain on investment from the completion of a producer agreement production during the period and increased professional fees due to the processing of several periods during the three months ended December 31, 2021.

Net loss from discontinued operations. During the three months ended December 31, 2021, the Company occurred a loss from discontinued operations of $280 compared to $360 in the same period during the prior year. The Company’s discontinued operations reflect the operations of One HLWD KY, LLC; Three HLWD KY, LLC; Christmas Camp, LLC; and Last Virginia Christmas, LLC, all of which were former subsidiaries of the Company that were disposed during the three months ended December 31, 2021.

Results of Operations for the six months ended December 31, 2021 and 2020

	Six Months Ended
	December 31,		Change
	2021	2020	Amount	%
Operating expenses	$103,616	$69,043	$34,573	50%
Other income (expenses), net	29,794	(17,555)	47,349	(270%)
Net loss from continuing operations	(73,422)	(82,763)	(9,341)	(11%)
Net loss from discontinued operations	(400)	(3,835)	3,435	(90%)
Net loss	$(73,822)	$(86,598)	$12,776	15%

Revenue. The Company did not recognize any revenue during the six months ended December 31, 2021 or 2020.

Cost of revenue. The Company did not recognize any cost of revenue during the three months ended December 31, 2021 or 2020.

Operating Expenses. Operating expenses were $103,616 and $69,043 for the six months ended December 31, 2021, and 2020, respectively. During the six months ended December 31, 2021 and 2020, operating expenses consisted of professional fees of $66,543 and $21,504, respectively; and general administrative expenses of $37,073 and $47,539 respectively. The increase in operating expenses during the six months ended December 31, 2021 compared to the same period in the prior year was primarily related to an increase in audit fees as a result of several periods processed during the six months ended December 31, 2021, of which there was no similar expense incurred during the six months ended December 31, 2021, and increased corporate activity, offset by a reduction in general and administrative expenses as a result of reductions in the Company’s insurance provided to certain employees of the Company.

Other income (expense), net. During the six months ended December 31, 2021, the Company incurred other income of $29,794, consisting of gain on an investment of $30,000, interest expense of $12,156, relating to accrued interest on unsecured promissory notes payable, a loss of $776 related to the disposition of several of the Company’s subsidiaries, and a gain on modification of debt of $12,726 related to the forgiveness of outstanding accrued interest payable by a formal promissory note holder. During the six months ended December 31, 2020, the Company incurred interest expenses of $17,555, relating to accrued interest on unsecured promissory notes payable.

Net loss from continuing operations. For the six months ended December 31, 2021, and 2020, we incurred a loss from continuing operations of $73,422 and $82,763, respectively. The decrease in loss was mainly attributable to a contribution of $30,000 from the gain on investment from the completion of a producer agreement production during the period and offset by increased professional fees due to an increase in audit fees as a result of several periods processed during the six months ended December 31, 2021.

Net loss from discontinued operations. During the three months ended December 31, 2021, the Company occurred a loss from discontinued operations of $400 compared to $3,835 in the same period during the prior year. The Company’s discontinued operations reflect the operations of One HLWD KY, LLC; Three HLWD KY, LLC; Christmas Camp, LLC; and Last Virginia Christmas, LLC, all of which were former subsidiaries of the Company that were disposed during the three months ended December 31, 2021.

Liquidity and Capital Resources

Working Capital

	December 31,	June 30,	Change
	2021	2021	Amount	%
Cash	$18,782	$138,482	$(119,700)	(86%)

Current Assets	18,782	138,482	(119,700)	(86%)
Current Liabilities	479,270	521,000	(41,730)	(8%)
Working Capital	$(460,488)	$(382,518)	$(77,970)	(20%)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2021 and June 30, 2021, we had a cash balance of $18,782 and $138,482, respectively. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

As of December 31, 2021, we had a working capital deficit of $460,488 as compared to working capital deficit of $382,518 as of June 30, 2021. The increase in working capital deficit was mainly due to net settlement of advances from the Company’s Chief Executive Officer (“CEO”) of $52,110, which was the result of advances from the CEO of $31,189 and repayments of prior advances of $83,299, purchases of equipment and a net loss incurred during the six months ended December 31, 2021.

Cash Flows

Cash flows used in operating activities

Cash flows used in operating activities were during the six months ended December 31, 2021 was $61,449 compared to net cash flow used in operations of $71,481 for the six months ended December 31, 2020. The increase in cash flows used in operating activities during the six months ended December 31, 2021 compared to same period in the prior year was primarily a result of a net loss of $73,822 adjusted for a gain on interest payable waived of $12,726 and accrued interest of $11,766 and an increase in accounts payable and accruals of $12,538, and deferred revenue of $171,429, compared to a net loss of $86,598 adjusted for accrued interest of $17,536 during the six months ended December 31, 2020.

Cash flows used in investing activities

During the six months ended December 31, 2021, net cash used in investing activities of $6,141 was the result of the acquisition of property and equipment of $6,134 and the net cash paid in disposition of subsidiaries of $7. The Company did not have any cash flows from investing activities during the six months ended December 31, 2020.

Cash flows used in financing activities

During the six months ended December 31, 2021, net cash used in financing activities was $52,110, compared to cash used in financing activities of $3,977 for the six months ended December 31, 2020. During the six months ended December 31, 2021, cash flows provided financing activities were the result of the repayment of $83,299 of advances from the Company’s Chief Executive Officer in addition to an additional $31,189 in advances provided. During the six months ended December 31, 2020, cash flows used in financing activities were the result of repayment of a note payable totaling $3,977.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended December 31, 2021, the Company incurred a net loss of $73,822. As of December 31, 2021, the Company had a working capital deficiency of $460,488 and an accumulated deficit of $2,270,162. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-balance sheet arrangements

During the six months ended December 31, 2021, we did not have any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2021 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

						☒

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.

_________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMOST NEVER FILMS INC.

Date: March 2, 2022	By:	/s/ Danny Chan
Danny Chan, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

